Form 10-Q
period 1996-05-31
DSI INDUSTRIES INC
filed 1996-07-15
CIK 806850

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549



(Mark one)                          FORM 10-Q


    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarterly Period Ended May 31, 1996

                               or


    [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from                 to


                    Commission File Number 0-15784


                      DSI INDUSTRIES, INC.
     (Exact Name of Registrant as Specified in its Charter)



            Delaware                               13-3273041
       (State of Incorporation)                    (IRS Employer
                                            Identification No.)

      5211 Brownfield Highway
               Suite 230                                     79407
          Lubbock, Texas                             (Zip Code)
   (Address of Principal Executive Offices)

Registrant's telephone number, including area code: (806) 785-8400


Former name, former address and former fiscal year, if changed since last report: No Change


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the practicable date.


             Class                         Outstanding at July 5, 1996
Common stock, par value $.01 per share                  22,610,269 shares






             DSI INDUSTRIES, INC. AND SUBSIDIARIES




                                                       Page No.
PART I - Financial Information:

Item 1. Financial Statements:

   Unaudited Consolidated Balance Sheets................................3

   Unaudited Consolidated Statements of Operations......................4

   Unaudited Consolidated Statements of Stockholders' Equity............5

   Unaudited Consolidated Statements of Cash Flows......................6

   Notes to Consolidated Financial Statements...........................8

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations...................................................13

Part II - Other Information ............................................15

Item 6. Exhibits and Reports on Form 8K.................................15

Signatures .............................................................16





























                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

   The following financial statements include all adjustments which in managements opinion are necessary in order to make the financial statements not misleading.

              DSI INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                                   May 31,    November 30,
                                                    1996         1995
Current assets:
   Cash and cash equivalents                    $   181,132  $   283,055
   Accounts receivable , trade, less allowance
     for doubtful accounts of $90,000             3,204,735    2,171,187
   Costs and estimated earnings in excess of
     billings on uncompleted contracts              484,836      518,529
   Insurance proceeds recoverable                    21,477      682,661
   Prepaid expenses and other current assets        107,672      233,007

        Total current assets                      3,999,852    3,888,439

Property and equipment, at cost, net of
   accumulated depreciation                       7,257,946    7,410,612
Goodwill, net of accumulated amortization         1,459,957    1,507,587
Security deposits                                   163,367      197,745
Other assets                                            - -           78

        Total assets                            $12,881,122  $13,004,461

Current liabilities:
   Current maturities of notes payable          $ 2,213,350  $ 2,661,391
   Accounts payable                               3,818,260    3,957,514
   Accrued expenses and other current
     liabilities                                    927,088      794,084
   Net liabilities of discontinued operations     3,515,040    3,515,040

        Total current liabilities                10,473,738   10,928,029

Notes payable, less current maturities              858,907      763,738

Commitments and contingencies                           - -          - -

Stockholder's equity:
   Common stock-par value $.01; authorized-
     100,000,000 shares, issued and
     outstanding-23,693,365 shares                  236,934      236,934
   Additional paid-in capital                     9,718,928    9,718,928
   Accumulated deficit                           (8,407,385)  (8,643,168)

   Total stockholders' equity                     1,548,477    1,312,694

   Total liabilities and stockholder's equity   $12,881,122  $13,004,461



The accompanying notes are an integral part of these unaudited consolidated financial statements.





                DSI INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)



                          For the six months ended  For the three months ended
                              May 31,      May 31,     May 31,     May 31,
                               1996         1995        1996        1995

Operating revenues:
 Contract drilling revenues $11,242,528  $ 9,531,575 $6,376,589  $ 4,852,753
 Other                           46,734        5,250     22,855        2,129

 Total operating revenues    11,289,262    9,536,825  6,399,444    4,854,882

Operating costs and expenses:
 Direct drilling costs        9,772,783    8,648,282  5,552,034    4,639,386
 General and administrative     547,347      391,080    268,678      195,545
 Depreciation, depletion and
    amortization                641,502      587,324    320,752      293,662
 Other                            9,070       25,236      6,931       23,320

Total operating costs and expenses 10,970,702  9,651,922 6,148,395 5,151,913

 Operating income (loss)        318,560   (  115,097)   251,049   (  297,031)

Other income (expense):
 Net gain on sale of assets     112,281       13,784    101,057       11,157
 Interest expense           (   195,059)  (  166,219)(   95,955)  (  102,853)

 Total other expense, net   (    82,778)  (  152,435)     5,102   (   91,696)

Income (loss) before provision for
 income taxes                   235,782     (267,532)   256,151   (  388,727)

Income tax credit                   - -   (   62,995)       - -   (   75,000)

Net income (loss)           $   235,782  $(  204,537)$  256,151  $(  313,727)


Per share data:
 Net income (loss)                 $0.01     $(0.01)      $0.01     $(0.01)

Weighted average number of
 common shares outstanding     23,693,365 22,610,269  22,693,365 22,610,269















 The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  DSI INDUSTRIES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               (Unaudited)



                                                        Retained
                                           Additional  Earnings\   Total
                       Common Stock        Paid in   Accumulated Stockholders'
                      Shares    Par Value   Capital    Deficit     Equity

Balance,
 November 30, 1994  22,610,269  $226,103  $9,594,372  $(6,248,784)  $3,571,686

Net loss for the six
  months ended
  May 31, 1995           - -       - -        - -      (  204,537) (  204,537)

Balance,
 May 31, 1995      22,610,269  $226,103   $9,594,372  $(6,453,321)  $3,367,149

Balance,
 November 30, 1995 22,693,365  $236,934   $9,718,928  $(8,643,168)  $1,312,694

Net income for the six
  months ended
  May 31, 1996           - -       - -        - -         235,782      235,782

Balance,
 May 31, 1996      22,693,365  $236,934   $9,718,928  $(8,407,386)  $1,548,476




































 The accompanying notes are an integral part of these unaudited consolidated financial statements.


                  DSI INDUSTRIES, INC.  AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                           For the six months ended For the three months ended
                                  May 31,     May 31,     May 31,     May 31,
                                   1996        1995        1996        1995

Cash flows from operating activities:
 New income (loss)            $   235,782 $(  204,537)$   256,151 $(  313,727)
 Adjustments to reconcile net
  income (loss) to net cash used
  in operating activities of
  continuing operations:
  Depreciation, depletion and
   amortization                   641,502     587,324     320,752     293,662
  Net gain on sale of assets   (  112,281) (   13,784) (  101,057) (   11,157)
Increase (decrease) in cash flows
 as a result of changes in operating
  asset and liability account balances:
 Accounts receivable-trade     (1,033,548)    384,044  (1,253,204) (  163,492)
 Insurance proceeds recoverable   661,184        - -         - -        - -
 Litigation proceeds recoverable      - -     233,479        - -        - -
 Net costs and estimated earnings
  in excess of billings on uncompleted
   contracts                       33,693  (  175,466) (  172,191)    262,422
 Prepaid expenses and other current
  assets                          125,412     183,425      67,279     107,073
 Refund of security deposits       34,378      36,202      34,378      36,202
 Accounts payable              (  139,254) (1,103,971)    641,503     139,364
 Accrued expenses and other current
  liabilities                     133,004  (   66,275)    165,363      56,115

  Net cash provided by (used in)
  continuing operations           579,872  (  139,559) (   41,026)    406,462
  Net cash used in discontinued
  operations                         - -   (  180,000)        - -  (   72,000)

  Net cash provided by (used in)
  operating activities            579,872  (  319,559) (   41,026)    334,462

Cash flows from investing activities:
 Proceeds from sale of property
  and equipment                   216,393      13,784     205,169      11,157
 Acquisition of property and
  equipment                    (  545,317) (  613,029) (  264,243) (  439,016)

  Net cash used in investing
     activities                (  328,924) (  599,245) (   59,074) (  427,859)

Cash flows from financing activities:
 Proceeds from notes payable      116,000     952,266     116,000     650,266
 Proceeds from (repayments of)
  revolving line of credit, net(  175,000)    645,000     125,000        - -
 Repayments of notes payable   (  293,871) (  311,115) (  125,823) (  161,514)

  Net cash provided by (used in)
     financing activities      (  352,871)  1,286,151     115,177     488,752


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  DSI INDUSTRIES, INC.  AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                (Continued)


                           For the six months ended For the three months ended
                                  May 31,     May 31,     May 31,     May 31,
                                   1996        1995        1996        1995

 Net decrease in cash and cash
               equivalents     (  101,923)    367,347      15,077     395,355

Cash and cash equivalents at
beginning of period               283,055      76,342     166,055      48,334
Cash and cash equivalents at
  end of period               $   181,132 $   443,689 $   181,132 $   443,689



Supplemental disclosures of cash flows information:
 Cash paid during the period:
  Interest                    $   178,524 $   105,552 $   100,818 $    52,959
  Income taxes                $    13,136 $    18,000 $    13,136 $    10,000

 Supplemental Schedule of Non-cash Investing and Financing Activities:

During the periods ending May 31, 1996 and 1995, the Company acquired property and equipment in connection with capital lease arrangements in the amount of $103,300 and $125,265, respectively.





























The accompanying notes are an integral part of these unaudited consolidated financial statements.




                 DSI INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (Unaudited)


1. REALIZATION OF ASSETS - GOING CONCERN

        The accompanying consolidated financial statements have been prepared in contemplation of continuation of DSI Industries, Inc. ("DSI") as a going concern. DSI, in particular its nursery and magnetic resonance imaging segments, sustained substantial losses from operations for each of the years ended November 30, 1995 and 1994. Management on August 18, 1994 discontinued its magnetic resonance imaging segment due to the segment's recurring losses. Management discontinued the nursery segment due to the significant losses incurred by it commencing in the third quarter of 1994 through April 6, 1995, the date the Board of Directors voted to discontinue the segment. The accompanying consolidated financial statements reflect these segments as discontinued operations.

        The accompanying consolidated financial statements reflect a working capital deficiency of approximately $6,474,000 at May 31, 1996 of which approximately $2,959,000 is attributable to DSI and its remaining operating subsidiary, Norton Drilling Company ("Norton"). The estimated liabilities of the discontinued segments exceed the assets of these segments by $3,515,040. DSI is a holding company and accordingly does not generate operating revenues. All costs and expenses of DSI have previously been funded by charging the operating segments management fees. As management fees have diminished due to the discontinuance of the aforementioned segments, DSI will require increased funding from Norton for its expenses as well as the extinguishment of the liabilities of the discontinued segments.

        Norton's agreements with its secured creditors prohibit virtually any loans, dividends, advances, guarantee of indebtedness or payments to DSI or its subsidiaries. At May 31, 1996, Norton was in violation of some of the restrictive covenants with these secured creditors. Waiver by the lender of such violations has been received through May 1, 1996. On March 27, 1996, Norton received extensions until July 1, 1996 on all its obligations which originally matured April 1, 1996. Management is of the opinion that Norton will be able to continue as a going concern if DSI is successful in restructuring the indebtedness of its discontinued operations.

        DSI's limited ability to obtain funds and its inability to obtain adequate financing to meet its obligations and the obligations of its discontinued segments raises substantial doubt concerning the ability of DSI to realize the benefits of its assets and satisfy its liabilities as they mature in the ordinary course of business. Unless management's negotiations with the creditors of the discontinued segments to restructure the debts are successful, DSI may have to cause these subsidiaries to seek protection from their creditors under the bankruptcy laws of the United States. Due to cross-corporate guarantees between DSI and its subsidiaries, the possible filing of such petition in bankruptcy court could cause DSI, and possibly Norton, to also seek protection in bankruptcy court.

        These conditions, among others, raise substantial doubt about DSI's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should DSI be unable to continue as a going concern.

   2. PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

        In the opinion of the Company, the accompanying consolidated balance sheet as of May 31, 1996 and the condensed consolidated statements of operations, stockholders' equity, and cash flows for the six and three months ended May 31, 1996 and 1995 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of May 31, 1996, the results of operations and cash flows for the six and three months ended May 31, 1996 and 1995. The accompanying consolidated balance sheet as of November 30, 1995 is presented herein as unaudited, inasmuch as such balance sheet was prepared from the balance sheet set forth in the audited consolidated financial statements and does not reflect all disclosures and footnotes contained in those audited consolidated financial statements.

     The results of operations for the six and three months ended May 31, 1996 are not necessarily indicative of the results of operations for the entire year.

   3. NET INCOME PER COMMON SHARE

     The computation of net income (loss) per common and common equivalent share for the six and three months ended May 31, 1996 and 1995 is based upon the weighted average number of outstanding common shares. Common stock equivalents were not used in the computation as they were not dilutive in either period. Fully diluted earnings per common share, which assumes the conversion of the dilutive effect of stock options at May 31, 1996 and were not dilutive.

   4. DISCONTINUED OPERATIONS

     On August 18, 1994, DSI discontinued the MRI Segment due to recurring losses experienced by the segment. Accordingly, management estimated future costs and expenses to dispose of the segment resulting in a $750,000 charge to operations in fiscal 1994. During 1995, certain assets and liabilities considered in management's previous estimate were either foreclosed, garnished or confiscated resulting in full or partial extinguishment of the underlying liabilities. As a result, management revised its initial estimate to consider final settlement of remaining obligations of the segment. Such revisions resulted in a $668,200 credit to the provision for loss for the discontinued segment. The remaining net liabilities of the segment relate to claims filed by the segment's former landlord for past due rent and obligations remaining under a capital lease obligation. Management is currently of the opinion that if negotiations with the remaining creditors, principally consisting of the former landlord and lessee, are not successful in settling their obligations, DSI will cause the segment to seek protection from the creditors under bankruptcy proceedings. It is possible that final settlement will result in the payment of significantly less than amounts currently recorded as liabilities which would result in a significant gain realized in the reversal of such recorded liabilities. Management's estimate of the potential gain is between approximately $68,000 and $468,000.





                                 4. DISCONTINUED OPERATIONS (Continued)

     Effective November 30, 1994, DSI discontinued the Nursery Segment due to significant operating losses incurred by that segment beginning in 1994. The financial statements for 1994 retroactively reflected management's decision to discontinue this segment and a charge to operations of $3,000,000 for the estimated loss to be incurred in disposing of the segment and the estimated losses incurred from November 30, 1994 through April 6, 1995.

     In August, 1995 the Nursery Segment and DSI entered into agreements with two of its secured creditors, both of whom are banks, and an unrelated third party (purchaser) in which the purchaser acquired the collateralized debt of one bank and immediately foreclosed on the debt. The segment surrendered to the purchaser all of the assets collateralizing this indebtedness on September 6, 1995. The purchaser took title to assets with a basis of $4,265,000, before the 1994 writedown to net realizable value, in exchange for extinguishment of $1,293,000 in collateralized debt plus assumption by the purchaser of a $330,000 note payable and the purchaser's guarantee to indemnify the segment and DSI for its liabilities to certain other creditors in an amount not to exceed $404,000. The bank has released DSI from its guarantee of this obligation but DSI remains liable as guarantor for the $330,000 note payable until the purchaser has fully satisfied the obligation.

     The agreement with the other secured bank requires the purchaser to repay the outstanding balance of a mortgage note in the amount of $2,128,000 which was collateralized by the segment's real property which had a basis of $1,465,000, before the 1994 writedown to net realizable value. DSI will remain liable as guarantor for this indebtedness until the purchaser has fully satisfied this obligation.

     Upon completion of those transactions, an additional charge to operations of $2,194,000 was made to reflect revised estimates of the ultimate loss to be incurred in disposing of this segment. The additional charge was primarily due to greater than expected losses from the final wind down of operations of the segment and lower than expected net realized values of property and equipment upon completion of the aforementioned transactions. The remaining net liability includes significant amounts owed to numerous creditors as well as the estimated future costs and expenses of disposal. Management is currently of the opinion that if negotiations with such creditors are not successful in settling the segment's obligations, DSI will cause the segment to seek protection from the creditors under bankruptcy proceedings. Should such protection be perfected, extinguishment of the liabilities could occur without payment which would result in a significant gain realized in the reversal of the reserve for loss. Management's estimate of the potential gain is between approximately $1,979,000 and $2,862,000.

     There can be no certainty that any or all of the possible gains in the MRI Segment or the Nursery Segment will ever be realized. Their ultimate realization is dependent on a number of factors including, but not limited to, the dissolution of the underlying subsidiaries without liability or payment thereof extending to the continuing operations of the Company, or the extinguishment of existing liabilities under Federal bankruptcy laws. While management believes either of the two courses of action will relieve

     DSI INDUSTRIES, INC. AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

                          (Continued)

4. DISCONTINUED OPERATIONS (Continued)

   the segments of their obligations and result in gains, there can be no certainty of such due to potential rights of creditors under applicable state laws and/or the intricacies of meeting the technical requirements of Federal bankruptcy laws. Because of the inherent problems which could arise under either course of action, the outcome is subject to many issues which are outside the control of management and therefore, the amount of liabilities that may be extinguished and the possible resulting gain, if any, that would be recognized is uncertain at this time.

     The net liabilities of the discontinued operations at May 31, 1996 and November 30, 1995 are as follows:

                                                   May 31,  November 30,
                                                    1996         1995
   Notes payable                                 $1,106,207   $1,106,207
   Accounts payable and other liabilities         2,253,833    2,253,833
   Estimated loss on disposal of segments           155,000      155,000

                                                  3,515,040    3,515,040
   Net consolidated liabilities of
       discontinued segments                     $3,515,040   $3,515,040


        As of January 26, 1996, the subsidiaries of DSI which comprise the discontinued Nursery Segment were defendants in 24 actions seeking payment of past liabilities owed to suppliers, lessors and other creditors of the Nursery Segment. Such actions, in which damages aggregating in excess of $611,000 are sought, have been brought in Dade, Orange, Palm Beach, Lake and Broward counties in Florida. The Nursery Segment does not intend to contest such claims.
                                 5. RELATED PARTY TRANSACTIONS

         In conjunction with Norton's debt restructuring in May 1993, the Chairman of the Board of Directors of DSI and another officer of Norton advanced Norton $410,000 and $90,000, respectively. Interest charged to operations on the notes payable was approximately $22,000 and $34,000 for the six months ended May 31, 1996 and 1995. These notes are convertible into DSI's common stock at $0.44 per share for an aggregate 1,136,364 shares of DSI's common stock.

        During the year ended November 30, 1995, two directors of DSI, a corporation owned by a director of DSI and an officer of Norton, along with Norton, participated in a joint venture in three wells. The joint venture contracted with Norton to drill and equip the wells and incurred costs totalling approximately $774,000 through May 31, 1996. Each joint venture participant was liable for their pro rata share of the costs incurred. Norton's share was approximately $218,000. The aggregate costs to be borne by the four related parties mentioned above was approximately $85,000 of which approximately $2,000 and $11,000 was outstanding at May 31, 1996 and November 30, 1995, respectively.

        During the period ending May 31, 1996, Norton sold substantially all of its interest in the joint venture to a corporation in which the two
        DSI INDUSTRIES, INC. AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

                          (Continued)



     5. RELATED PARTY TRANSACTIONS (Continued)


     directors of DSI, the corporation owned by a director of DSI and the officer of Norton previously mentioned, are stockholders. The sales price of the interest sold was $200,000 and Norton realized a gain on the sale of the interest of approximately $96,000.

   6. SUBSEQUENT EVENTS

        On June 6, 1996, DSI effected the closing of a stock purchase and settlement agreement dated as of May 30, 1996, by and between two directors of DSI and a corporation owned by these two directors, DSI, the MRI segment and the Drilling segment.

        Pursuant to or in accordance with the agreement, effective upon the closing, DSI purchased 1,083,096 shares of common stock, par value $0.01 per share, of DSI from the corporation owned by the two directors of DSI for approximately $87,000. The two directors resigned from the board of directors of DSI and from all offices held by them with DSI and with any of the DSI affiliates. In addition a third director resigned from the board of directors of DSI. As a part of the agreement, DSI also delivered $30,000 to be used to assist in the resolution of certain pending tax claims against the Nursery segment, and such to former directors.































 Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

 Liquidity and Capital Resources

    As of May 31, 1996, DSI had a working capital deficiency of approximately $6,474,000 and cash and cash equivalents of approximately $181,000 as compared to a working capital deficiency of approximately $7,040,000 and cash and cash equivalents of approximately $283,000 at November 30, 1995. For the six months ended May 31, 1996, DSI provided approximately $580,000 from operations and used approximately $353,000 in its financing activities. For the six months ended May 31, 1995, DSI used approximately $320,000 in operations and provided approximately $1,286,000 in its financing activities. The increase in the funds provided by operations is mainly attributable to an increase in the amount of accounts payable outstanding at May 31, 1996 as compared to November 30, 1995.

    Significant expenditures of DSI primarily consist of the Drilling Segment's continual acquisition of replacement drilling equipment, such as drill collars, drill pipe, engines and transportation equipment to adequately maintain the operating status of the drilling fleet. Such expenditures for the six months ended May 31, 1996 and May 31, 1995 approximate $545,000, and $613,000, respectively. Capital expenditures decreased in the current six month period as compared to the six month period in the prior year due to a decrease in the purchase of engines used on the drilling rigs. The Drilling Segment anticipates capital expenditures of approximately $1,500,000 for fiscal 1996 to be funded from new and existing bank credit lines, cash flow from operations and proceeds from sales of assets. Due to numerous uncertainties regarding the availability, price and delivery of certain drilling equipment, the Registrant's anticipated level of capital expenditures may fluctuate commensurate with the volatility of the industry.

    Management believes that cash flows from operations and borrowings
 (if available) should be sufficient to fund operations and adequately service the Registrant's debt for the next twelve months. However, the ability of the Registrant to perform under the existing terms of its debt agreements and adequately extinguish certain other liabilities associated with its discontinued segments is contingent upon the Registrant's ability to successfully negotiate with its creditors (primarily creditors of the MRI and Nursery Segments). Furthermore, the inherent macroeconomic risks associated with the oil and gas industry, such as the volatility of oil and gas prices, could adversely affect the Registrant's operations.

 Results of Continuing Operations

    Comparison of the six months ended May 31, 1996 and 1995

    For the six months ended May 31, 1996 contract drilling revenues were approximately $11,243,000 as compared to $9,532,000 for the six months ended May 31, 1995, an increase of $1,711,000 or 18.0%. Average rig utilization was 63.1% in the six months ended May 31, 1996 compared to 57.8% in the six months ended May 31, 1995. The increase in drilling revenues was due to an increase in the total number of wells drilled and an increase in the number of wells drilled on a turnkey basis. Revenues from turnkey contracts are usually for larger dollar amounts than either footage or daywork contracts. In the six months ended May 31, 1996 eleven wells were drilled under turnkey contracts, whereas in the six months ended May 31, 1995 only five wells were drilled under such contracts.

    Direct job and rig costs for the six months ended May 31, 1996 were approximately $9,773,000 or 86.9% of contract drilling revenues as compared to $8,648,000 or 90.7% of contract drilling revenues for the six months ended May 31, 1995. In the six months ended May 31, 1996, Norton drilled 140 wells as compared to 96 in the six months ended May 31, 1995. Also, savings on drill bit prices have contributed to the reduction in direct drilling costs.

     General and administrative expenses were approximately $547,000 for the six months ended May 31, 1996 as compared to $391,000 for the six months ended May 31, 1995. The increase in general and administrative expenses was due to the hiring of an additional sales representative, increases in other salaries as provided for in employment contracts relative to the drilling segment and an increase in professional fees.

    Interest expense was approximately $195,000 in the six month period ended May 31, 1996 compared to $166,000 for the six months ended May 31, 1995, an increase of $29,000. The current year increase is attributable to an increase in the amount of debt borrowings to pay for equipment purchases, liabilities of the Registrant and vendor accounts payable.

    In the six months ended May 31, 1996, income before income taxes was approximately $236,000 as compared to a loss of approximately $268,000 in the six months ended May 31, 1995. The increase in net income was due two main factors. First Norton realized a gain on sale of assets in the current period of approximately $112,000. Second the increase in rig utilization and number of wells drilled has allowed the drilling segment operate above its breakeven point and thus realize some economies of scale.

    Comparison of the three months ended May 31, 1996 and 1995

    For the three months ended May 31, 1996 contract drilling revenues were approximately $6,377,000 as compared to $4,853,000 for the three months ended May 31, 1995, an increase of $1,524,000 or 31.4%. Average rig utilization was 63.6% in the three months ended May 31, 1996 compared to 58.6% in the three months ended May 31, 1995. The increase in drilling revenues was due to an increase in the number of wells drilled. Also, there were more wells drilled during the current three months under a turnkey basis than in the previous year. Turnkey contracts are usually for larger dollar amounts than either footage or daywork contracts. In the three months ended May 31, 1996 eleven wells were drilled under turnkey contracts, whereas in the three months ended May 31, 1995 only three wells were drilled under turnkey contracts.

    Direct job and rig costs for the three months ended May 31, 1996 were approximately $5,552,000 or 87.1% of contract drilling revenues as compared to $4,639,000 or 95.6% of contract drilling revenues for the three months ended May 31, 1995. As more wells are drilled, and specifically more wells per rig, economies of scale are achieved and labor costs per dollar of revenue decreased. Also, as more turnkey wells were drilled, Norton realized more revenue per job without an increase in labor costs. Norton drilled 78 wells in the three months ended May 31, 1996 as compared to 38 in the three months ended May 31, 1995. Also, savings on drill bit prices have contributed to the reduction in direct drilling costs.

    General and administrative expenses were approximately $269,000 for the six months ended May 31, 1996 as compared to $196,000 for the three months ended May 31, 1995. The increase in general and administrative expenses was due to the hiring of an additional sales representative, increases in other salaries as provided for in employment contracts relative to the drilling segment and an increase in professional fees.

    Interest expense was approximately $96,000 in the three month period ended May 31, 1996 compared to $103,000 for the three months ended May 31, 1995, a decrease of $7,000. The decrease is attributable to the normal paydown of debt over the last year.

    In the three months ended May 31, 1996, income before income taxes was approximately $256,000 as compared to a loss of approximately $389,000 in the
 three months ended May 31, 1995.   The increase in net income was due two main
 factors. First Norton realized a gain on sale of assets in the current period of approximately $101,000. Second the increase in rig utilization and number of wells drilled has allowed the drilling segment operate above its breakeven point and thus realize some economies of scale.



 PART II-OTHER INFORMATION


 Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

        27. Financial Data Schedule

    (b) Reports on Form 8-K

        Not applicable








































                           SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 DSI INDUSTRIES, INC.


 Dated: July 15, 1996   By: /s/ Sherman H. Norton, Jr.
                          Sherman H. Norton, Jr.
                          Chairman, Chief Executive Officer and President

 Dated: July 15, 1996   By: /s/ David Ridley
                          David Ridley, Chief Financial Officer
                          (Principal Financial and Accounting Officer)