Form 10-Q/A
period 1995-08-31
DSI INDUSTRIES INC
filed 1996-07-30
CIK 806850

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           Form 10-Q/A
(Mark One)
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
(x)           OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended              August 31, 1995
                                OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                  to

Commission File Number          0-15784
                               DSI INDUSTRIES, INC.
      (Exact name of registrant as specified in its charter)

           Delaware                                  13-3273041
     (State of other jurisdiction of           (I.R.S. Employer
      incorporation or organization)            Identification No.)

  5211 Brownfield Highway, Suite 230, Lubbock, TX      79407
(Address of principal executive offices)               (zip code)

Registrant's telephone number, including area code  (806) 785-8400


(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes      No  X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the practicable date.


             Class                Outstanding at October 12, 1995
Common stock, par value                23,693,365 shares
$.01 per share


                             1 OF 18

              DSI INDUSTRIES, INC. AND SUBSIDIARIES

                         August 31, 1995
                           (Unaudited)



                            I N D E X



                                                         Page No.

PART I - Financial Information:

 Item 1.  Financial Statements:


Condensed Consolidated Balance Sheets
    as at August 31, 1995 and November 30, 1994. . . . . . . . .3-4


Condensed Consolidated Statements of Operations
  For the Nine and Three Months Ended August 31, 1995 and 1994 . 5


Condensed Consolidated Statements of Stockholders' Equity
  For the Nine and Three Months Ended August 31, 1995 and 1994.  6


Condensed Consolidated Statements of Cash Flows
  For the Nine and Three Months Ended August 31, 1995 and 1994. .7


Notes to Condensed Consolidated Financial Statements. . . .  9-12


 Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations . .13-16


PART II - Other Information. . . . . . . . . . . . . . . . .16-17


Signatures. . . . . . . . . . . . . . . . . . . . . . . . . .   18



                             2 of 18

                DSI INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Unaudited)



                             A S S E T S

                                              August 31,   November 30,
                                                1995         1994
Current Assets:
  Cash and cash equivalents                 $    49,000   $   76,000
  Accounts receivable - trade, less
    allowance for doubtful accounts
    of $6,000                                 2,669,000    2,945,000
  Litigation receivable                           -          234,000
  Costs and estimated earnings in excess
    of billings on uncompleted contracts        733,000      190,000
  Prepaid and deferred income tax                 7,000       13,000
  Prepaid expenses & other current assets       672,000      265,000

     Total current assets                     4,130,000    3,723,000

Property, plant and equipment - at cost,
    less accumulated depreciation and
    amortization:
  Property, plant and equipment               7,102,000    7,283,000
  Equipment held under capital leases           318,000      171,000

     Total property, plant and equipment      7,420,000    7,454,000

Other assets:
  Goodwill, net of accumulated amortization   1,531,000    1,603,000
  Security deposits                             191,000      226,000
  Sundry and other assets                         -            1,000

     Total other assets                       1,722,000    1,830,000

          Total Assets                      $13,272,000  $13,007,000









      See notes to condensed consolidated financial statements.


                               3 of 18

                DSI INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Unaudited)


                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                         August 31,   November 30,
                                           1995          1994
Current Liabilities:
  Notes payable - bank and others      $   750,000  $     619,000
  Current maturities of long-term
   obligations:
    Notes and mortgages                  2,031,000        173,000
    Capital lease obligations              104,000        101,000
  Accounts payable                       3,535,000      4,122,000
  Accrued expenses and other current
    liabilities                            756,000        874,000
  Billings in excess of costs on
    uncompleted contracts                   -0-            19,000
  Net liabilities of discontinued
    operations                           1,789,000      1,940,000

     Total current liabilities           8,965,000      7,848,000

Long-term obligations:
  Notes and mortgages                      253,000      1,060,000
  Capital lease obligations                 80,000         27,000
  Affiliates                               500,000        500,000

     Total long-term obligations           833,000      1,587,000

Commitments and contingencies                 -              -

Stockholders' equity:
  Common stock - $.01 par value
    Authorized - 100,000,000 shares
    Issued and outstanding-
      22,610,269 shares                    226,000        226,000
  Additional paid-in capital             9,595,000      9,595,000
  Retained earnings                     (6,347,000)    (6,249,000)

     Total stockholders' equity          3,474,000      3,572,000

Total Liabilities and Stockholders'
    Equity                             $13,272,000    $13,007,000




      See notes to condensed consolidated financial statements.

                               4 of 18

                   DSI INDUSTRIES, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                           For the Nine Months         For the Three Months
                             Ended August 31,            Ended  August 31,
                            1995         1994            1995         1994

Continuing operations:
 Revenues               $15,324,000    $14,646,000   $ 5,792,000  $ 5,678,000


Direct and indirect
 job and rig costs       13,669,000     13,070,000     5,015,000    5,115,000

Selling, general and
 administrative
  expenses                  612,000        539,000       221,000       82,000

Depreciation and
 amortization               810,000        848,000       270,000      283,000

Amortization of Goodwill     71,000         71,000        23,000       24,000

Interest expense            275,000        196,000       109,000        1,000
  Total costs and
    expenses             15,437,000     14,724,000     5,638,000    5,505,000

Income (loss) from
 continuing operations
  before provision for
   income taxes         (   113,000)   (    78,000)      154,000      173,000

Provision (credit) for
  income taxes          (    15,000)   (     6,000)       48,000       80,000

Income (loss) from
 continuing operations  (    98,000)   (    72,000)      106,000       93,000

Discontinued operations:
  (Loss) from discontinued
    operations, net of
     income tax               -        ( 2,410,000)        -      ( 2,745,000)

Net income (loss)      $(    98,000)  $( 2,482,000)  $   106,000 $( 2,652,000)

Per share data:
   Income (Loss) from
    continuing
     operations             $(0.00)         $(0.00)       $ 0.00        $0.00
   (Loss) from discontinued
    operations                0.00           (0.11)         0.00        (0.12)

 Net income (loss)          $(0.00)        $ (0.11)       $ 0.00      $ (0.12)

Weighted average number
 of common shares
  outstanding:           22,610,269      22,514,257    22,610,269   22,514,257

        See notes to condensed consolidated financial statements.
                                  5 of 18

              DSI INDUSTRIES, INC. AND SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

        FOR THE NINE MONTHS ENDED AUGUST 31, 1995 AND 1994
                           (Unaudited)


                                            Paid-in
                                           Capital in   Retained
                          Common Stock     Excess of    Earnings   Stockholders'
                       Shares   Par Value  Par Value    (Deficit)     Equity

Balance at
  November 30, 1994  22,610,269  $226,000  $9,595,000  $(6,249,000) $ 3,572,000

Net (loss) for the
  nine months ended
  August 31, 1995          -         -           -      (   98,000)  (   98,000)

Balance at
  August 31, 1995    22,610,269  $226,000  $9,595,000  $(6,347,000) $ 3,474,000




Balance at
  November 30, 1993  22,418,250  $224,000  $9,412,000   $  251,000  $ 9,887,000

Exercise of stock
  options                27,000         -       6,000            -        6,000

Shares issued to purchase
  minority interest in
   subsidiary           165,019     2,000     176,000            -      178,000

Net (loss) for the
  nine months ended
  August 31, 1994          -         -           -      (2,482,000)  (2,482,000)

Balance at
  August 31, 1994     22,610,269 $226,000  $9,594,000  $(2,231,000)  $7,589,000




















      See notes to condensed consolidated financial statements.
                               6 of 18
                             DSI INDUSTRIES, INC.
                              AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                For the Nine Months        For the Three Months
                                 Ended August 31,           Ended  August 31,
                                1995         1994           1995        1994

Cash flows from operating activities
  Net income (loss) from
   continuing operations   $(   98,000) $(   72,000)   $  106,000  $     93,000

  Adjustments to reconcile
   net income to net cash
    provided by operating
     activities:
    Depreciation and
     amortization              881,000      919,000       293,000       306,000
    Increase (decrease) in
     cash flows as a result
      of changes in asset
       and liability account
        balances:
    Accounts receivable        276,000    1,921,000     ( 108,000)  (   176,000)
    Litigation receivable      234,000            -             -             -
    Costs & estimated earnings
     in excess of billings
      on uncompleted
       contracts           (  562,000)  (  330,000)    ( 387,000)   (   508,000)
    Prepaid expenses,
     income taxes and
      other current assets (  401,000)      48,000     ( 584,000)   (    26,000)
    Refund on security
     deposits                  36,000       36,000          -0-            -0-
    Accounts payable       (  587,000)  (1,220,000)      517,000        916,000
    Accrued expenses and
     other current
      liabilities          (  118,000)  (  242,000)   (   51,000)   (   350,000)

 Total adjustments         (  241,000)   1,132,000    (  320,000)       162,000

Net cash provided by
 (used in) operating
   activities              (  339,000)   1,060,000    (  214,000)       255,000

Cash flows from investing activities:
  Investment in wells      (  136,000)       -        (   13,000)           -
  Acquisition of property,
   plant and equipment     (  640,000)  (  349,000)   (  150,000)   (   178,000)

Net cash (used in)
 investing activities      (  776,000)  (  349,000)   (  163,000)   (   178,000)







                                 (Continued)
           See notes to condensed consolidated financial statements.
                                   7 of 18
                             DSI INDUSTRIES, INC.
                              AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                 (Continued)


                              For the Nine Months       For the Three Months
                                Ended August 31,          Ended  August 31,
                                1995        1994           1995        1994

Cash flows from financing activities:
  Proceeds from notes and
   capital lease
    obligations              1,757,000      323,000       160,000       267,000
  Repayments of notes and
   capital lease
    obligations             (  519,000)  (  322,000)   (  208,000)  (   160,000)


Net cash provided by
  (used in) financing
    activities               1,238,000        1,000    (   48,000)  (   107,000)

Cash flows provided by
 (used in) discontinued
   operations, net          (  150,000)  (  646,000)       30,000       253,000

Net increase (decrease)
 in cash                    (   27,000)      66,000     (395,000)   (    69,000)
 Cash at beginning of period    76,000       68,000      444,000        202,000

Cash at end of period      $    49,000  $   134,000   $   49,000   $    133,000


Supplemental Disclosure of Cash Flows Information

Cash paid during the periods
  Interest                     259,000      193,000        101,000       65,000
  Income taxes                  20,000        4,000          2,000         -0-
  Equipment acquired
   under capital leases         125,000        6,000           -0-          -0-






















            See notes to condensed consolidated financial statements.
                                    8 of 18
                     DSI INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                       August 31, 1995
                                  (Unaudited)


Note 1 - REALIZATION OF ASSETS - GOING CONCERN

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company, in particular it's nursery and magnetic resonance imaging (MRI) segments, have sustained substantial losses from operations. The Board of Directors on August 18, 1994 discontinued it's MRI segment due to the segment's recurring losses. The Board discontinued its nursery segment due to the significant losses incurred commencing in the third quarter of 1994 through April 6, 1995, the date the Board of Directors voted to discontinue the segment. The accompanying condensed consolidated financial statements as at and for the nine months ended August 31, 1995 reflect these segments as discontinued operations. The condensed consolidated statements of operations for the nine months ended August 31, 1995 have been restated to reflect these segments as discontinued operations.

     The accompanying condensed consolidated financial statements reflect a working capital deficiency of $4,835,000 at August 31, 1995 of which $3,046,000 is attributable to DSI Industries, Inc. (DSI) and its remaining operating subsidiary, Norton Drilling Company (Norton). The estimated liabilities of the discontinued segments exceed the assets of these segments by $1,789,000. DSI Industries, Inc. is a holding company and accordingly does not receive any revenues. All of DSI's costs and expenses have previously been funded by charging the operating segments management fees. As management fees will be diminished due to the discontinuance of two segments, DSI will require funding for its expenses as well as the liabilities of its two discontinued segments from Norton.

      Norton's agreements with its secured creditors prohibit virtually any loans, dividends, advances, guarantee of indebtedness or payments to DSI or its subsidiaries. Norton at November 30, 1994 and August 31, 1995 was in violation of some of the restrictive covenants with these secured creditors. Although the secured creditors have verbally informed Norton's management that they have waived compliance with those specific covenants and will forebear from enforcing any of the remedies they have under the terms of these agreements, the secured creditors have stated that such waivers and forbearance may not continue. Management is of the opinion that it's continuing oil and gas contract drilling subsidiary (Norton) is able to continue as a going concern if DSI is successful in restructuring the indebtedness of its discontinued operations.

     DSI's limited ability to obtain funds and its inability to obtain adequate financing to meet its obligations and the obligations of its discontinued segments raise substantial doubt concerning the ability of DSI and its operating subsidiary (Norton) to realize their assets and pay their liabilities as they mature in the ordinary course of business. Unless management's current negotiations with its creditors of the discontinued segments to restructure the debts are successful, DSI may have to cause these subsidiaries to seek protection from its creditors in bankruptcy court. Due to cross-corporate guarantees between DSI and its subsidiaries the possible filing of such petition in bankruptcy court could cause DSI and possibly Norton to also seek protection in bankruptcy court from their creditors.

     These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.
                             9 of 18



NOTE 2 - PREPARATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

     In the opinion of the Company, the accompanying unaudited condensed consolidated balance sheet as at August 31, 1995 and the unaudited condensed consolidated statements of operations, stockholders' equity, and cash flows for the three and nine months ended August 31, 1995 and 1994, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as at August 31, 1995, the results of operations for the three and nine months ended August 31, 1995 and 1994, changes in stockholders' equity for the nine months ended August 31, 1995 and 1994, and cash flows for the three and nine months ended August 31, 1995 and 1994. The accompanying condensed consolidated balance sheet as at November 30, 1994 is presented herein as unaudited, inasmuch as such balance sheet was prepared from the balance sheet set forth in the audited consolidated financial statements and does not reflect all disclosures and footnotes contained in those audited consolidated financial statements.

NOTE 3 - NET INCOME PER COMMON SHARE

     The computation of income (loss) per common and common equivalent share for the three and nine months ended August 31, 1995 and 1994 is based upon the weighted average number of outstanding common shares. Common stock equivalents were not used in the computation as they were not dilutive in either period. Fully diluted earnings per common share, which assumes the conversion of the dilutive effect of stock options at August 31, 1995 and 1994, were not dilutive.

NOTE 4 - REFERENCE TO THE NOVEMBER 30, 1994 AUDITED FINANCIAL STATEMENTS

     See Company's notes to consolidated financial statements included in the annual report for disclosures of significant accounting policies and other pertinent disclosures which have not materially changed.

NOTE 5 - DISCONTINUED OPERATIONS

     On August 18, 1994, the Board of Directors of DSI determined to discontinue its MRI segment in light of its recurring losses. The financial statements for 1994 reflect a charge to operations of $750,000 for the estimated loss to be incurred in disposing of this segment. On April 6, 1995, the Board of Directors of DSI discontinued its nursery segment due to its significant losses incurred during the third quarter of 1994 through April 6, 1995. The accompanying financial statements for 1994 retroactively reflect the Board's decision to discontinue this segment and a charge to operations of $3,000,000 for the estimated loss to be incurred in disposing of the segment and the estimated losses incurred from November 30, 1994 through April 6, 1995. The results of the MRI and Nursery segments for the three and nine months ended August 31 1994 have been restated to present these segments as discontinued operations and are summarized as follows:


                                   Nine Months              Three Months
                                   Ended 8-31-94       Ended 8-31-94

          Revenues                  $9,620,000                $2,116,000
          Costs and expenses        13,733,000                 7,015,000

          (Loss) before income taxes     (4,113,000)           (4,899,000)

          (Credit) for income taxes      (1,703,000)           (2,154,000)

                                  $  (2,410,000)       $  (2,745,000)



                            10 of 18

NOTE 5 - DISCONTINUED OPERATIONS (CONTINUED)

     The net liabilities of the discontinued operations at August 31, 1995 are as follows:
          Current assets                          $ 1,156,000
          Property assets and capital leases             6,853,000
          Other assets                                107,000
                                                  $ 8,116,000

          Secured indebtedness                         $ 4,495,000
          Cash overdraft                              -0-
          Accounts payable and other liabilities          3,092,000
          Estimated loss on disposal of segment          2,318,000
                                                    9,905,000
          Net liabilities of discontinued segments          $ 1,789,000

     In August, 1995 the Nursery segment and the registrant entered into agreements with two of its secured creditors, both of whom are banks, and an unrelated third party (purchaser) in which the purchaser acquired the collateralized debt of one bank and immediately foreclosed on the debt. The segment surrendered to the purchaser all of the assets collateralizing this indebtedness on September 6, 1995. The purchaser took title to assets with a basis of $5,203,000 in exchange for extinguishment of $1,326,000 in secured debt plus assumption by the purchaser of a $330,000 note payable and the purchaser's guarantee to indemnify the segment and the registrant for its liabilities to certain other creditors in an amount not to exceed $404,000. The bank has released the registrant from its guarantee of this obligation.

     The agreement with the other secured bank requires the purchaser to repay the outstanding balance of a mortgage note in the amount of $2,104,000 which was collaterlized by the segment's real property which had a basis of $1,465,000. The segment will remain liable for this indebtedness until the purchaser has repaid the obligation and interest theron in full. The registrant will continue to guarantee this indebtedness until it is repaid in full.

     The remaining net liabilities of both the discontinued magnetic resonance imaging segment and the nursery segment at August 31, 1995 (retroactively reflecting the September 6, 1995 conveyance described above) are as follows:

     Current Assets                                  $  46,000
     Property Assets                                   505,000
     Other Assets                                      330,000
                                                       881,000

     Secured Debt                                      672,000
     Accounts Payable and Other Current Liabilities  2,952,000
                                                     3,624,000
     Net liabilities of Discontinued Segments       $2,743,000

NOTE 6 - RELATED PARTY TRANSACTIONS

     (i)  Continuing Operations:

     As part of the May 1993 debt restructuring of Norton Drilling Company, The Chairman of the Board of Directors and another officer of Norton lent this segment $410,000 and $90,000, respectively. These notes are convertible into the Company's common stock at $0.44 per share for an aggregate of 1,136,364 shares through May 13, 1998 which is when the notes are payable. Interest charged to operations during the nine months ended August 31, 1995 and 1994 amounted to $48,000 and $35,000, respectively. On December 6, 1993 an entity in which these two officers have ownership interest loaned Norton $62,000 which was repaid on December 28, 1993 with interest of $238.

     During the nine months ended August 31, 1995 three officers and a corporation owned by an officer of the drilling segment, along with the drilling

                           11 of 18

segment, participated in a joint venture in three wells. The joint venture contracted with the company to drill and equip the three wells and incurred costs totalling $701,000 through August 31, 1995. Each joint venture participant was liable for their pro rata share of the costs incurred. Norton Drilling Company's share was $195,000. The aggregate amount of costs to be borne by the four related parties mentioned above was $78,000 of which $26,000 was outstanding at August 31, 1995.

     (ii) Discontinued Operations:

     (a) Medical Segment:

     This segment's revenues were derived from one customer, one of whose principals is a stockholder and former director of DSI. Revenue from this affiliate for the nine months ended August 31, 1995 and August 31, 1994 was $111,000 and $382,000, respectively. At August 31, 1995 and 1994 there were no accounts receivable from this affiliate as all assets had been confiscated by the landlord as payment for rent in arrerage.

     (b) Nursery Segment:

     During the nine months ended August 31, 1994, a corporation owned by an officer of this segment constructed shadehouses, rented construction equipment, and performed other property additions for this segment in the amount of $257,000 and also constructed shadehouses in the amount of $400,000 in two sale and leaseback transactions. At August 31, 1995 the corporation was owed $16,000 by this segment. Two Directors of this segment own a company which sold $945,000 of plants to the segment in the first nine months of 1994 and rented equipment to this segment for $28,000. This segment sold $385,000 of raw materials during the period to this related party. At August 31, 1995 this company was owed $135,000 by this segment which is included in net liabilities of discontinued segments on the balance sheet. This corporation on June 8, 1995 accepted an offer to convert the indebtedness into common stock of DSI. Upon the conversion, which took place in October 1995, such corporation received 1,083,096 shares of common stock of DSI (based on a conversion price of $0.125 per share) and all such indebtedness of this Segment to such corporation was extinguished. The conversion price was determined by a committee of independent directors of DSI based upon, among other things, the price of the Common Stock on October 12, 1994, the date the offer of conversion was tendered by DSI to such corporation.

     Another Director, who works for another corporation, lent the segment $50,000 on February 25,1994 of which $25,000 is still outstanding at August 31, 1995.

     A partnership in which a Director is a general partner repaid a portion of a payable to this segment in December 1993. During 1994, this note receivable was transferred to DSI as payment of a dividend. This note receivable was used by DSI as a payment for a consulting agreement obligation to this partnership in the same amount. During the quarter ended February 28, 1995, two entities controlled by this Director of DSI advanced $9,819 to Sunny's which had been completely paid off by August 31, 1995.

     During the nine months ended August 31, 1995 and officer and director of DSI lent to this segment $2,000. $1,700 of the balance was repaid during this current quarter.









                           12 of 18

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Recent Developments

As described in Note 5, the nursery segment was discontinued in April 1995 and the MRI segment in August 1994.

On August 31, 1995, the three subsidiaries of the registrant's discontinued Nursery segment, Sunshine Botanicals, Inc., Sunny's Plants, Inc., and Interiorplant Supply, Inc., and, together with Sunshine and Sunny's, the ("Nursery Corporations"), entered into an agreement, dated as of August 24, 1995, relating to the purchase of loan documents and collateral with NationsBank of Florida, N.A. (the "Bank") and Tuttle's Design-Build, Inc. ("Tuttle")

In accordance with the agreement, on September 6, 1995, the Nursery Corporations surrendered to the Bank (a) certain real property and improvements as to which the bank had mortgage liens and (b) certain personal property encumbered by the Bank's first priority security interest. Such real and personal property constituted substantially all of the property of the Nursery
Corporations. Also in accordance with the agreement, the Bank sold its lien position with respect to such property and the business conducted by the Nursery Corporations to Tuttle Design-Build, Inc.

On September 6, 1995, Tuttle foreclosed on such lien position and all of the obligations of the Nursery Corporations under such loan documents, including the obligation to repay an aggregate of $1,326,381.84 then due, were terminated.

In consideration of the registrant authorizing the Nursery Subsidiaries to enter into the agreement, the registrant received the following:

     (a) A release from its guaranty of the obligations of the Nursery Corporations to the Bank;

     (b) The agreement by Tuttle to (i) indemnify the registrant for any liability related to the registrant's guaranty of the loan obligations in the amount of $2.3 million owed by the Nursery Corporations to Farm Credit of South Florida, ACA ("Farm Credit") and (ii) upon the earlier of five years or the consummation of an initial public offering by Tuttle, cause Farm Credit to release the registrant from its guaranty of the loan obligation of the Nursery Corporations.

     (c) The agreement by Tuttle: (i) to assume the obligations of the registrant under a note issued by the registrant having a principal amount of $300,000; (ii) to pay up to $138,000 in connection with any settlement arranged by the registrant as guarantor of certain equipment lease obligations of the Nursery Corporations; (iii) to use its reasonable best efforts to obtain the release of the registrant as guarantor of certain leases of the Nursery Corporations, including the payment of up to $126,000 in connection therewith; and (iv) to indemnify the registrant for any liability incurred by it as guarantor of certain lease obligations of the Nursery Corporations.

     (d) The agreement by Tuttle to indemnify the registrant against liability related to, and to pay, up to $140,000 of the trust portion of Sunny's payroll taxes which are due and owing.









                           13 of 18

Drilling Segment

The segment's results of operations are tabulated as follows:

                           For the Quarter Ended         $ Change      % Change
                           8-31-95        8-31-94
Revenues                $ 5,792,000     $ 5,678,000       114,000        2.0%
Direct job & rig          5,015,000       5,115,000      (100,000)      (2.0%)
Gen. & Admin.               221,000          82,000       139,000      169.5%
Depreciation                270,000         283,000       (13,000)      (4.6%)
Amortization                 23,000          24,000         1,000        4.2%
Interest (Net)              109,000           1,000       108,000      108.0%
Pre-tax Income              154,000         173,000       (19,000)     (11.0%)


The Drilling Segment's revenues for the quarter ended August 31, 1995 were $5,792,000, an increase of $114,000 or 2.0%, compared to revenues of $5,678,000 for the same quarter last year. An increase in the number of rigs operating was the reason for the increase in revenues for the quarter.

The Drilling Segment's direct job and rig expenses for the quarter ended August 31, 1995 were $5,015,000 (86.6% of revenues), a decrease of $100,000 or 2.0%, compared to $5,115,000 (90.1% of revenues) for the same quarter last year.

General and administration expenses for the quarter ended August 31, 1995 were $221,000 (3.8% of revenues), an increase of $139,000 or 169.5%, compared to $82,000 (1.4% of revenues) for the same quarter last year. The increase is due to an increase in allocation of costs incurred by the Parent corporation which in prior years were allocated among all three subsidiaries. Since the drilling Segment is now the only operating subsidiary, all the Parent's expenses are now allocated to it. The increase was also due to increased salaries for certain officers of the segment which are set by employment contracts with such officers. Furthermore, in the current quarter the segment paid for some outside consulting work to assist the segment in controlling costs and providing for more efficiency in its operations.

Depreciation for the quarter ended August 31, 1995 was $270,000 (4.7% of revenues), a decrease of $13,000 or 4.6%, compared to $283,000 (5.0% of revenues) for the same period last year.

Amortization of goodwill for the quarter ended August 31 1995 remained constant.

Net interest expenses for the quarter ended August 31, 1995 were $109,000 (2.0% of revenues) an increase of $108,000 or 108.0% compared to $1,000 (0.0% of revenues) for the same quarter last year. The increase in interest expenses for the quarter was due to additional borrowings in this fiscal year and an increase in interest rates. Prior year interest expense was abnormally low due to the write off of accrued interest of the Parent for the settlement of a liability.

Net income before taxes for the quarter ended August 31, 1995 was $154,000 (2.7% of revenues), a decrease of $19,000 or 11.0%, compared to income of $173,000 (3.0% of revenues) for the same quarter last year.

                           For the Nine Months Ended       $ Change    % Change
                              8-31-95        8-31-94
Revenues                  $ 15,324,000     $14,646,000      678,000       4.6%

Direct job & rig            13,669,000      13,070,000      599,000       4.6%

Gen. & Admin.                  612,000         539,000       73,000      13.5%
Depreciation                   810,000         848,000      (38,000)     (4.5%)
Amortization                    71,000          71,000         -0-       -0-
Interest (Net)                 275,000         196,000       79,000      40.3%
Pre-tax (Loss)                (113,000)        (78,000)     (35,000)    (44.9%)


                           14 of 18

The Drilling Segment's revenues for the nine months ended August 31, 1995 were $15,324,000, an increase of $678,000 or 4.6%, compared to revenues of $14,646,000 for the same nine months last year. An increase in rig activity in the second quarter of this year was the main reason for the increase in revenues.

The Drilling Segment's direct job and rig expenses for the nine months ended August 31, 1995 were $13,669,000 (89.2% of revenues), an increase of $599,000 or 4.6%, compared to $13,070,000 (89.2% of revenues) for the same period last year. The increase in direct job and rig expenses was due to the increase in rig activity.

General and administration expenses for the nine months ended August 31, 1995 were $612,000 (4.0% of revenues), an increase of $73,000 or 13.5%, compared to $539,000 (3.7% of revenues) for the same period last year. The increase is due to the increase in allocation of costs incurred by the Parent corporation which in prior years were allocated among all three subsidiaries. Since the drilling Segment is now the only operating subsidiary, all the Parent's expenses are now allocated to it.

Depreciation for the nine months ended August 31, 1995 was $810,000 (5.3% of revenues), a decrease of $38,000 or 4.5%, compared to $848,000 (5.8% of revenues) for the same period last year.

Amortization of goodwill for the nine months ended August 31, 1995 and 1994 remained constant at $71,000.

Net interest expenses for the nine months ended August 31, 1995 were $275,000 (1.8% of revenues) an increase of $79,000 or 40.3% compared to $196,000 (1.3% of revenues) for the same period last year. The increase in interest expenses was due to additional borrowing of approximately $1,238,000 in this fiscal year and an increase in interest rates.

Net (loss) before taxes for the nine months ended August 31, 1995 was $(113,000) (0.1% of revenues), an increase in loss of $(35,000) or 44.9%, compared to a loss of $(78,000) (0.1% of revenues) for the same period last year.

Discontinued Operations

     Comparisons of the quarter ended August 31, 1995 and 1994 for the magnetic imaging segment is deemed not meaningful as this segment has ceased all operations. The Board of Directors of DSI determined to discontinue the nursery segment in April 1995, therefore, comparison of the quarters ended August 31, 1995 and 1994 for this segment are deemed not meaningful. During the current quarter this segment was winding down its operations and the segment was unable to replace inventory due to its precarious financial condition. See also the discussion in note 5.


Liquidity and Financial Resources

     As discussed in Note 1, the Company has a working capital deficiency of $4,835,000 at August 31, 1995 and may have to seek bankruptcy protection from the creditors of its discontinued segments and/or its remaining operating segment, Norton Drilling Company, and/or all of the entities. Management is of the opinion that Norton's agreement with its lenders are adequate to finance its operating requirements for the next twelve months (including the corporate expenses of DSI), unless Norton is required to fund the liabilities of the discontinued segments. Management is of the opinion that it could obtain a severely limited amount of credit to finance a small amount of the discontinued segment's obligations but not all of these obligations.




                           15 of 18


     The future cash requirements of the continuing operations will be generated from it's operations and present bank lines of credit. The Drilling Segment has a short-term line of credit which is currently $750,000 and was renewed July 1, 1995 for an additional nine months. The Drilling Segment also has some term loans which are payable monthly with final payments of $ 1,619,000 due on April 1, 1996. The bank has an option to terminate these lines at any time and demand payment in full. Informal discussions between management and its lenders have been held and management believes its lenders will continue their lines of credit providing that Norton is not adversely affected by the disposal of the net liability of the nursery and magnetic resonance imaging segments.

                             PART II

                        OTHER INFORMATION

Item 1.   Legal Proceedings

     The MRI Segment (Lobell) leased its real property under an operating lease. DSI and Lobell were previously engaged in litigation with the landlord. The matter was adjudicated in 1994 and at November 30, 1994 the landlord is owed $68,600 in net arrearage and settlement costs. In December 1994, Lobell again ceased making its lease payments and the landlord in March 1995 evicted Lobell from the premises. The landlord has entered a judgment against DSI in the amount of $115,000 for unpaid rent. The landlord also placed a lien on all assets of Lobell and confiscated approximately $50,000 of Lobell's assets as partial payment for rent arrearage. Management believes it will be able to negotiate an agreement with landlord in full settlement for all amounts owed to the landlord from the proceeds of the disposition of the Segment's assets. Should the proceeds from such disposal prove not to be sufficient for the landlord, then DSI will most likely have Lobell seek protection from its creditors under the bankruptcy laws of the United States.

     The MRI Segment leased its magnetic resonance imaging machine under a capital lease. At November 30, 1994, the present value of the future minimum lease proceeds aggregated $655,209. Management believes that its estimate of future losses to be incurred in disposing of this segment of $750,000 is adequate to provide any shortfall in the sales price and the lease payments. The lessor of the magnetic resonance imaging machine has obtained a judgment by confession of $875,000.

     The Nursery Segment leases equipment and real property under non cancellable operating and capital leases. A lessor of a shadehouse under a capital lease has initiated litigation against Sunny's for full payment of the lease rental as the segment was in arrears in payment. DSI is a guarantor of such lease obligation.

     The corporations comprising Nursery Segment are defendants in numerous actions seeking payment of past liabilities owed to suppliers, landlords, lessors and other creditors of the segment. Management of the Segment has been able to arrange payment terms with some of the litigants or has been successful in having the litigants stay their actions until the segment could be sold or otherwise disposed. See Recent Developments in Item 2-Managements Discussion and Analysis of Financial Condition and Results of Operations. Additionally, any three of the creditors who have already obtained judgments against this Segment's subsidiaries might join together and force Sunny's and its subsidiaries into involuntary bankruptcy.

     Amoco Production Company commenced a legal action against Norton Drilling Company in connection with services rendered in 1993 and 1994. The action was brought in District Court in Hockley County, Texas on April 6, 1995 and seeks damages in the amount of $284,000. Norton Drilling Company has filed a countersuit and the management of this segment believes that the allegations are without merit.

                           16 of 18

Item 2.   Changes in Securities

                    Not applicable.


Item 3.   Defaults Upon Senior Securities

                    Not applicable.


Item 4.   Submission of Matters to Vote of Security Holders

                    Not applicable.


Item 5.   Other Information

                    Not applicable.

Item 6.   Exhibits and Reports

          (a)  Exhibits:

               27. Financial data schedule.

























                            17 of 18

                           SIGNATURES



               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DSI INDUSTRIES, INC.





Date: November 2, 1995                  /s/ Sherman H. Norton, Jr.
                                   Sherman H. Norton, Jr.
                                   Chairman and Chief Executive Officer





Date: November 2, 1995                  /s/David W. Ridley
                                   David Ridley
                                   Chief Financial Officer




































                            18 of 18