Form 10-Q/A
period 1996-02-29
DSI INDUSTRIES INC
filed 1996-07-31
CIK 806850

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549



(Mark one)                          FORM 10-Q/A


    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarterly Period Ended February 29, 1996

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

             Class                         Outstanding at March 29, 1996
Common stock, par value $.01 per share                  23,693,365 shares


                            PART II

                       OTHER INFORMATION

Item 6.    Exhibits and Reports

           (A) Exhibits:

               27. Financial data schedule
























































                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      DSI INDUSTRIES, INC.


Dated: July 31, 1996    By: /s/ Sherman H. Norton, Jr.
                          Sherman H. Norton, Jr.
                          Chairman, Chief Executive Officer and President

Dated: July 31, 1996    By: /s/ David W. Ridley
                          David Ridley, Chief Financial Officer
                          (Principal Financial and Accounting Officer)