Form 10-K
period 1995-11-30
DSI INDUSTRIES INC
filed 1996-08-14
CIK 806850

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

(Mark one)                          FORM 10-K
    [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the fiscal year ended November 30, 1995
                               or
    [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from                 to

                    Commission File Number 0-15784

                      DSI INDUSTRIES, INC.
         (formerly known as Diagnostic Sciences, Inc.)
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

Securities Registered Pursuant to Section 12(b) of the Act:  None

  Securities Registered Pursuant to Section 12(g) of the Act:
             Common Stock, par value $.01 per share
                        (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 13, 1996: Common stock, par value $.01 per share, $1,578,692. In making this computation, all shares known to be owned by directors and executive officers of DSI Industries, Inc. (the "Company")and all shares known to be owned by other persons holding in excess of 5% of the Company's common stock have been deemed held by "affiliates" of the Company. Nothing herein shall prejudice the right of the Company or any such person to deny that any such director, executive officer, or stockholder is an "affiliate."

Common Stock outstanding as of February 13, 1996, was 23,693,365 shares.





                       Page 1 of 76 Pages


                             PART I

Item 1.      Description of Business

Historical Overview

   DSI Industries, Inc. ("DSI" or the "Registrant"), formerly known as Diagnostic Sciences, Inc. was incorporated on December 21, 1983 under the laws of the State of Delaware. The Registrant's primary assets consist of the voting stock of each of the following subsidiary corporations: (i) Norton Drilling Company, a Delaware corporation ("Norton Drilling" or the "Drilling Segment"), operates thirteen oil and gas drilling rigs and provides contract drilling services to the oil and gas industry; (ii) Sunny's Plants, Inc., a Florida corporation ("Sunny's Plants"), which was, until 1995 when the operations were discontinued, engaged primarily in the production and sale of indoor foliage plants through its wholly-owned subsidiary corporations (Sunny's Plants and its wholly-owned operating subsidiaries are referred to collectively herein as the "Nursery Segment"); and (iii) Lobell Corporation, a Delaware corporation ("Lobell" or the "MRI Segment"), which was, until 1994 when the operations were discontinued, engaged primarily in providing diagnostic imaging services through an independent out-patient facility principally offering services involving magnetic resonance imaging technology ("MRI"). As mentioned above, the Registrant's Board of Directors elected to discontinue the operations of the MRI Segment on April 6, 1995, retroactively applied as of November 30, 1994, and the Nursery segment on August 18, 1994, respectively.

   On May 14, 1992 the stockholders of DSI approved an amendment to the certificate of incorporation of DSI changing its name from Diagnostic Sciences, Inc. to DSI Industries, Inc. and increasing the Registrant's authorized shares of common stock from thirty million (30,000,000) to one hundred million (100,000,000) shares of common stock. The principal executive offices of DSI are located at 5211 Brownfield Highway, Suite 230, Lubbock, Texas 79407.

   DSI Industries, Inc. - On January 6, 1989 the Registrant entered into an agreement (the "First Capital Agreement") with First Capital Partners, a New York general partnership ("First Capital Partners"). The First Capital Agreement, had a five-year term which commenced on January 1, 1989, subject to certain termination rights. Under the First Capital Agreement, Gerry Angulo, a general partner of First Capital Partners, became the Chief Executive Officer of the Registrant and was given, subject to the supervision of the Board of Directors of the Registrant, sole power and authority over the investment decisions of the Registrant. The Board of Directors reviewed and approved Mr. Angulo's investment strategy and decisions. First Capital Partners received an option (the "Option") to purchase an amount of the common stock, par value $.01 per share of the Registrant (the "Common Stock") equivalent to thirty percent (30%) of the outstanding shares of the Registrant after exercise of the Option on a fully diluted basis. The purchase price was determined based on the market value of 3,857,142 shares at $0.21875 per share for an aggregate of $843,750. First Capital Partners assigned the First Capital Agreement to First Capital Advisers, Inc., a New York corporation ("FCA") on December 15, 1989. The First Capital Agreement was ratified by a vote of shareholders at the Annual Meeting of Stockholders of DSI on June 12, 1989. The FCA Agreement originally provided that if the Registrant issued shares of common stock in connection with certain transactions, the shares of Common Stock subject to the Option would be increased to permit FCA to maintain a 25% interest in the Registrant. During February 1991, the number of shares of common stock relative to the Option was increased by 682,858 shares at $0.66 per share in compliance with the anti-dilutive provisions of the original agreement. On December 11, 1991, the FCA Agreement was amended to provide that the Registrant was no longer required to subject issuance of additional shares of common stock to the Option in the event the Registrant issued shares of common stock in connection with such transactions. On December 31, 1992, FCA assigned the Option to West Loop Investments, Inc.("West Loop"), a Texas corporation, and a wholly owned subsidiary of First Capital Associates, a New York corporation ("First Capital Associates"), which in turn is a 98% owned subsidiary of First Capital Partners. At various times from January 10, 1992 through March 23, 1992, West Loop exercised Options and purchased an aggregate of 3,638,250 DSI shares of common stock and sold such shares at prices ranging from $0.59 to $1.1056. Options for 901,750 shares were exercisable during 1994. In 1994, options for 27,000 of these shares were exercised for $5,907. At November 30, 1994, 874,750 options remained outstanding. These remaining options expired on December 31, 1994. See Note 13 of Notes to the Consolidated Financial Statements included as part of Item 8 of this report.

   On September 17, 1992, the Registrant entered into an agreement with The Equity Group ("Equity") whereby Equity agreed to render financial public relations and consulting services for the period commencing October 1, 1992 and ending September 30, 1993. Equity also advised DSI in all other areas that relate to its posture as a public entity. DSI agreed to pay Equity a fee of $2,000 per month for such services. The agreement also included payment terms involving a warrant exercisable for a two year period through September 30, 1994 to purchase 200,000 shares of DSI common stock at $0.66 per share. The warrants were not exercised and expired under its original terms. See Note 13 of Notes to the Consolidated Financial Statements included as part of Item 8 of this report.

   Effective September 1, 1993, Gerry Angulo, the former President and Chief Executive Officer and a member of the Board of Directors of DSI and certain of its affiliated companies, and Paul Stache, the former Secretary and a member of the Board of Directors of DSI, resigned their positions. As part of this termination, DSI extended the expiration date of West Loop's option by one year until December 31, 1994.

   On May 19, 1994, the disinterested members of the Board of Directors of DSI unanimously approved a resolution accepting an offer from a group of its stockholders comprised of the management of Norton Drilling and certain members of their family (the "Norton Group") pursuant to which the Norton Group would exchange all of their shares of DSI's common stock for all of the issued and outstanding stock of Norton Drilling. The agreement expired by its terms without consummation on September 30, 1994.

   DSI, in particular its Nursery and MRI Segments, sustained substantial losses from operations in the year ended November 30, 1994. The Board of Directors of DSI on August 18, 1994 discontinued the MRI Segment due to the Segment's recurring losses. On April 6, 1995, the Board also discontinued the operations of the Nursery Segment due to the significant losses incurred by it commencing in the third quarter of 1994 and continuing through the date of its discontinuance. Such treatment was retroactively applied to the operations of the segment as of November 30, 1994. At November 30, 1994, and November 30, 1995 the consolidated financial statements reflect a net liability of $1,940,000 and $3,515,000, respectively, for the estimated liabilities of the discontinued segments. See Item 1-Description of Business-"MRI Segment" and "Nursery Segment" and also Note 3 of Notes to Consolidated Financial Statements included as part of Item 8 of this report.

   DSI Industries, Inc. is a holding company and accordingly does not generate operating revenues. All of DSI's costs and expenses have previously been funded by charging the operating segments management fees. As management fees have diminished due to the discontinuance of the aforementioned segments, DSI will require increased funding for its expenses as well as the liabilities of its discontinued segments from Norton Drilling.

   Norton Drilling's agreements with one of its secured creditors prohibit virtually any loans, dividends, advances, guarantee of indebtedness or payments to DSI or its subsidiaries. At November 30, 1994 and 1995, Norton Drilling was in violation of some of the restrictive covenants with this secured creditors. Waiver by the creditor of such covenant violations has been received as of November 30, 1995, through May 1, 1996. The Company has obtained a 90 day extension on its obligations which originally matured April 1, 1996 and anticipates renewal at the end of the 90 day period. Management is of the opinion that Norton Drilling is able to continue as a going concern if DSI is successful in restructuring the remaining indebtedness of its discontinued segments.

   DSI's limited ability to obtain funds and its inability to obtain adequate financing to meet its obligations and the obligations of its discontinued segments raise substantial doubt concerning the ability of DSI and its only remaining operating subsidiary, Norton Drilling, to realize their assets and pay their liabilities as they mature in the ordinary course of business. Unless management's negotiations with the creditors of the discontinued segments regarding the restructuring of the debts of such segments are successful, DSI may have to cause these subsidiaries to seek protection from their creditors under the bankruptcy laws of the United States. Due to cross-corporate guarantees between DSI and its subsidiaries, the possible filing of such petition could also cause DSI and possibly Norton Drilling to seek protection under the bankruptcy laws of the United States.

   These conditions, among others, raise substantial doubt about DSI's ability to continue as a going concern. See Notes 1 and 3 of Notes to Consolidated Financial Statements included as part of Item 8 of this report.

   Norton Drilling - On October 1, 1991, the Registrant and its wholly-owned subsidiary Norton Drilling, consummated the merger and related transactions contemplated by the Agreement and Plan of Merger, dated September 13, 1991 (the "Norton Merger Agreement"), by and among the Registrant, Norton Drilling Company, a Texas corporation ("NDC (Texas)") and each of Sherman H. Norton, Jr., S. Howard Norton, III, John W. Norton, J.P. Rose and Barbara L. Norton (the "Norton Shareholders"), the holders of all the capital stock of NDC (Texas) (the "Norton Closing"). At the Norton Closing, the Norton Shareholders surrendered for cancellation all the shares of capital stock of NDC (Texas) and caused NDC (Texas) to be merged into Norton Drilling in exchange for the Registrant's payment to them of 5,160,000 shares of the Registrant's common stock (the "Purchase Price Shares"). The number of shares of common stock comprising the Purchase Price Shares was determined based on the average of the per share closing "bid" and "ask" price of the Registrant's common stock, as quoted on the National Association of Securities Dealers Automated Quotation System, Inc. ("NASDAQ"), for the 10 trading days prior to the date of the Norton Closing and the first 10 trading days of each of the three calendar months preceding such date. The Registrant agreed to pay to the Norton Shareholders an additional 1,000,000 to 1,250,000 shares of its common stock (the "Performance Consideration"), depending upon the market price thereof at the time of issuance, if the oil and gas drilling business, as acquired had an average modified cash flow (net earnings before interest, taxes, depreciation and amortization and gains on sales of assets not in the ordinary course of business) of $3,000,000 per year for either the first two, three, four or five years after the Norton Closing. Pursuant to the Norton Merger Agreement, the Registrant expanded its Board of Directors by three positions and appointed the following three designees of the Norton Shareholders to fill them: Sherman H. Norton, Jr., S. Howard Norton, III and John W. Norton. The Registrant has covenanted to nominate and recommend for election or reelection to its Board of Directors up to three of the Norton Shareholders' designees so long as the Norton Shareholders maintain certain percentage ownerships of the Purchase Price Shares. Also at the Norton Closing, four members of NDC (Texas)'s management entered into five year employment and non-competition agreements.

   On May 21, 1993, Norton Drilling paid an aggregate of $2,825,000 to the First National Bank at Lubbock ("First National Bank") as payment of two loans totalling $4,388,098 made by the First National Bank to Norton Drilling. The
payment of $2,825,000 was financed as follows: (   ) $1,900,000 was provided
by The Plains National Bank of West Texas ("Plains Bank") pursuant to a Loan Agreement with Norton Drilling dated May 21, 1993 at the Plains Bank Prime Rate plus 3.5%; (ii) $300,000 was provided by South Plains Bank of Levelland pursuant to a loan agreement with Norton Drilling at the New York prime rate plus 2%; (iii) $410,000 was provided by Sherman H. Norton, Jr. in exchange for a Subordinated Convertible Note Payable due May 1998 issued by Norton Drilling at an annual rate of interest equal to Plains Bank Prime Rate; (iv) $90,000 was provided by Johnie P. Rose in exchange for a subordinated note upon the same terms and conditions as the note issued to Sherman H. Norton, Jr. described in
(ii) above (collectively referred to as the "Notes"); and (v) $125,000 of the payment was provided by the Registrant. The Notes, as described as above, provide for: (i) the redemption of the Notes, at 100% of their principal amount at any time, at the option of Norton Drilling, without prepayment penalty, provided that without the written consent of Plains Bank, the Notes may not be redeemed prior to the repayment in full by Norton Drilling of all amounts owing to Plains Bank; (ii) the conversion of the principal amount of the Notes or any part thereof (not less than $1,000) into shares of common stock of the Registrant at a conversion price of $0.44 per share (the "Conversion Price"); and (iii) the subordination of the Notes to the indebtedness of Norton Drilling pursuant to that certain loan agreement between Norton Drilling and Plains Bank dated May 21, 1993. The Conversion Price was determined by the Board of Directors of the Registrant at its meeting on May 19, 1993, at a premium over the average of the bid and ask price of the shares of common stock at the close of business on May 18, 1993. See Notes 7 and 13 of Notes to Consolidated Financial Statements included as a part of Item 8 of this report.

   On January 6, 1995, Norton Drilling entered into two additional loan agreements with Plains Bank aggregating $1,000,000. This indebtedness and all prior indebtedness to Plains Bank is collateralized by virtually all of the assets of Norton Drilling. One of the two loans, mentioned above in the amount of $350,000, is further collateralized by a corporate guaranty of DSI as well as the common stock of Norton Drilling. See Note 7 of Notes to Consolidated Financial Statements included as a part of Item 8 of this report.

   MRI Segment - DSI's subsidiary Lobell Corporation, which was then 90% owned by DSI, opened a magnetic resonance imaging center in August 1986 in Huntington, New York. On September 11, 1989 the Registrant entered into an agreement with General Electric ("GE") to replace an equipment lease for the Magniscan 5000 Magnetic Resonance Imaging System from the Thompson-CGR Medical Corporation with a capital equipment lease for the GE MR Max System. The original terms of the lease were extended for an 84 month period commencing on September 1, 1987. On July 13, 1993, after rental payments to GE had become significantly delinquent, the rental obligation under the lease was restructured pursuant to a settlement between the Registrant and GE. Monthly lease payments for the equipment were $32,978 prior to the dispute and $41,772 after the settlement. Such payments were to continue through August 15, 1996. In December 1994, the Registrant ceased making payments as stipulated in the aforementioned settlement agreement. The Registrant and GE have since engaged in various negotiations to settle the remaining balance. In April 1995, GE agreed to accept $200,000 as full payment of the remaining balance if the funds were received by April 11, 1995. The Registrant did not meet these terms and the issue has yet to be settled.

   On June 20, 1994, DSI acquired the remaining 10% interest it did not already own in Lobell from Huntington Magnetic Resonance Imaging, P.C. DSI issued 140,019 shares of its common stock for which it received the aforementioned 10% of Lobell, cash and trade accounts receivable of $178,063.

   On August 18, 1994, the Board of Directors of DSI discontinued the MRI Segment due to its recurring losses. The accompanying financial statements for 1994 retroactively reflect management's decision to discontinue this Segment and include a charge to operations of $750,000 for the estimated loss to be incurred in disposing of the Segment. See Note 3 of Notes to Consolidated Financial Statements included as part of Item 8 of this report.

   Prior to the MRI Segment being discontinued, it leased real property under an operating lease. DSI and Lobell became involved in litigation with the landlord concerning this operating lease as a result of the Segment failing to perform in accordance with the payment terms of the underlying agreement. The matter was adjudicated in 1994 and at November 30, 1994 the landlord was owed approximately $118,600 in net arrearage and settlement costs. In December 1994, Lobell again ceased making its lease payments and in March 1995 the landlord evicted Lobell from the premises. In March 1995, the landlord placed a lien on all assets of Lobell and confiscated approximately $50,000 of Lobell's assets, primarily cash and accounts receivable, as partial payment for the rent arrearage. The premises were vacated and equipment held under the aforementioned capital lease was abandoned. Management believes it will be able to negotiate an agreement with the landlord in full settlement for all amounts owed.

   Management has included in its reserve for loss on the discontinuance of this segment as of November 30, 1995, an amount estimated by management to approximate its ultimate remaining obligations to the landlord and GE. Management believes that its estimate of remaining future losses to be incurred in disposing of this Segment of $492,000 at November 30, 1995 is adequate to provide any shortfall in the aforementioned lease payments as well as any amounts that may ultimately be paid to GE and other creditors. However, should management successfully negotiate with its creditors, an amount less than initially reserved will be paid resulting in a possible gain to the Registrant. See Notes 1 and 3 of Notes to Consolidated Financial Statements included as part of Item 8 of this report.

   Nursery Segment - On February 28, 1991, the Registrant through a newly formed subsidiary, Sunny's Plants, Inc., a Florida corporation, ("Sunny's Plants"), purchased (i) all of the assets and assumed certain obligations of Interior Plant Supply Partnership, a Florida general partnership ("IPS"); (ii) all of the outstanding shares of Sunshine Botanicals, Inc. ("Sunshine"); (iii) all of the outstanding capital stock of Interior Plant Supply Inc. ("Interior"); and (iv) certain real property from the sellers of the three above mentioned entities pursuant to an Agreement and Plan of Reorganization. The Agreement and Plan of Reorganization revived and modified a previous Agreement and Plan of Reorganization dated October 30, 1990 (the "October Agreement"). The aggregate purchase price was $3,643,125 of which $2,743,125 was paid by the issuance of 2,310,000 shares of the Registrant's common stock to each of David Brian Hew and Christopher Paul Carvalho, collectively known as the "Sunshine Stockholders". In connection with the October Agreement, the Registrant advanced $250,000 of working capital to Sunshine. Upon completion of the aforementioned acquisition, this amount was contributed to Sunshine as a capital contribution. In addition, three members of Sunshine's management entered into two-year employment agreements. As required under the Agreement and Plan of Reorganization, four individuals recommended by the Sunshine Stockholders were invited to become members of the Board of Directors of the Registrant effective October 10, 1990. Christopher Paul Carvalho who was one of the four individuals recommended by the Sunshine Stockholders resigned from the Board of Directors on December 24, 1992.

   The Nursery Segment was extensively damaged by Hurricane Andrew (the "Hurricane") on August 24, 1992. The greenhouses, shadehouses, machinery and equipment, shipping facilities, inventories (consisting of potted and stock plants) and irrigation systems were destroyed by the Hurricane. As a result of the severe damage, the Nursery Segment temporarily ceased operations from August to December of 1992. During this period, the Nursery Segment's property was cleared of storm debris, new inventory for planting and growing was acquired, the buildings were repaired and the greenhouses, shadehouses, machinery and equipment were rebuilt and restored. In December 1992, the Nursery Segment resumed shipments of its products. The Nursery Segment was adequately insured against hurricane damage. The insurance proceeds were used, among other things, to: (i) fully repay a credit line from Barnett Bank of South Florida N.A. ("Barnett Bank") in the amount of $1,480,261; (ii) partially repay shareholder loans made to the Nursery Segment; and (iii) partially repair and restore the Nursery Segment to its pre-Hurricane condition.

   The Nursery Segment is restricted from declaring and paying dividends to DSI without the consent of its lenders. In December 1994, Sunny's Plants declared a dividend of $534,495 to its parent, DSI. The dividend was paid in the form of a note receivable from a related party. Sunny's Plants and DSI did not request permission from its lenders for payment of the dividend. The banks verbally permitted the dividend when they were informed that a wholly-owned subsidiary of Sunny's Plants was the related party.

   On April 6, 1995, the Board of Directors of DSI discontinued the Nursery Segment due to its significant losses which commenced in the third quarter of 1994 and continued through the date of its discontinuance. The accompanying consolidated financial statements for 1994 retroactively reflect management's decision to discontinue this Segment. Management has made certain revisions to its initial reserve estimate during 1995 in light of the Segment's operations and due to certain other transactions discussed below which were completed as of September 6, 1995 (effectively known as the "disposal date"). The consolidated financial statements are reflective of such revisions. See "Industry Segments; Discontinued Operations-Nursery Segment" within this Item and Note 3 of Notes to Consolidated Financial Statements included as a part of
Item 8 of this report for additional discussion/disclosure regarding financial statement impact of the discontinuance of the Nursery Segment.

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

                       INDUSTRY SEGMENTS

   DSI is a diversified holding company formerly engaged in three business segments through its subsidiaries; Norton Drilling, Sunny's Plants and Lobell. Norton Drilling, a wholly-owned subsidiary of DSI, and the only remaining operating segment, operates thirteen oil and gas drilling rigs and provides contract drilling services to the oil and gas industry. Sunny's Plants, a wholly-owned subsidiary of DSI was engaged primarily in planting, growing and preparing interior foliage plants for distribution and sale. Lobell, a wholly-owned subsidiary of DSI was engaged primarily in providing diagnostic imaging services by establishing, financing and operating, in conjunction with health care providers, an independent out-patient facility principally offering services involving MRI technology.

                     CONTINUING OPERATIONS

General

   DSI, headquartered in Lubbock, Texas is a holding company and accordingly does not generate operating revenues. DSI incurs certain administrative costs that are paid by charging its operating subsidiaries management fees. For the years ended November 30, 1995, 1994 and 1993, DSI incurred administrative costs of approximately $248,000, $373,000 and $299,000, respectively which resulted in net losses of $148,000, $273,000 and $199,000, respectively.

   Norton Drilling, headquartered in Lubbock, Texas, provides contract drilling services to the oil and gas industry primarily in Texas, New Mexico and the Rocky Mountains. Norton Drilling provides its customers with rigs and crews to operate the rigs. Norton Drilling's rig fleet ranges from small (7,000 ft. depth rating) self-propelled drilling rigs to larger (20,000 ft. depth rating) diesel electric rigs. The primary assets of the oil and gas contract drilling segment consists of fifteen land-based drilling rigs, thirteen of which were fully operational as of November 30, 1995, having a net book value as of November 30, 1995 and 1994 of approximately $7,001,000 and $7,213,000, respectively. In order to continue to provide quality and timely service to the Segment's customers, Norton Drilling constantly maintains three rigs in the Rocky Mountain region and ten in its primary Texas and New Mexico areas. Norton Drilling is active in the northern Permian Basin region of the Southwest, the Green River Basin and the Overthrust Belt in the Rockies.

   For the year ended November 30, 1995, Norton Drilling reported a loss from operations before income taxes and discontinued operations of $720,000 from operating revenues of $20,646,000. For the year ended November 30, 1994 and 1993, the Drilling Segment had income before income taxes, discontinued operations and extraordinary items of $104,000 from operating revenues of $21,122,000 and $205,000 from operating revenues of $21,563,000, respectively. As of November 30, 1995, 1994 and 1993 Norton Drilling had shareholders' equity of approximately $4,378,000, $4,867,000 and $4,832,000, respectively. See "Managements' Discussion and Analysis of Financial Condition and Results of Operations" and the "Consolidated Balance Sheets, Statements of Operations, Stockholders' Equity, and Cash Flows" included as Items 7 and 8, respectively, of this report for additional financial information pertaining to the operating activities of this segment.

   The contract drilling industry responds to a number of market factors, chief among which is the level of exploration and production (E&P) expenditures of the major oil companies. E&P spending responds primarily to the price of oil and natural gas, but is also influenced by anticipated changes in supply and demand conditions, tax incentives for tertiary recovery, and the availability of alternative fuels. Domestic onshore drilling, which is Norton Drilling's sole service, also competes for E&P dollars with offshore and foreign drilling.

   Drilling services are provided by several large integrated oil field service companies and by a number of mostly smaller drilling companies. Many firms have left the industry in the past several years. Competition remains keen, especially in light of the continuing over-capacity of drilling rigs in the United States.

Customers

   Norton Drilling's customers are generally energy companies who repeatedly request Norton Drilling's services. Over the past year, four customers accounted for a significant portion of Norton Drilling's gross revenues. Those customers were Devon Energy Operating Corp., Lyco Operating, Shell Western E&P Inc., and Shell Land and Energy. Shell-Western E&P, Inc., and Devon Energy accounted for approximately 44% of Norton Drilling's revenues during 1995.

   During the years ended November 30, 1995 and 1994, Norton Drilling completed 197 wells while working 3,254 rig days and 168 wells while working 3,275 rig days, respectively.

Competition

   The contract drilling industry is highly competitive, and no one drilling contractor is dominant. Depressed economic conditions in the oil and gas industry have resulted in the supply of domestic drilling equipment substantially exceeding demand. As a consequence, there has been intense competition in securing available drilling contracts, resulting in drilling equipment being idle for long periods of time and generally unfavorable prices for contract drilling.

   Price is generally the most important competitive factor in the drilling industry. Other competitive factors include the availability of drilling equipment and experienced personnel at or near the time and place required by customers, the reputation of the drilling contractor in the drilling industry and its relationship with existing customers. Norton Drilling believes that it competes favorably with respect to all of these factors. Competition is usually on a regional basis, although drilling rigs are mobile and can be moved from one region to another in response to increased demand. An oversupply of
rigs in any region may result.   Demand for land drilling equipment is also
dependent on the exploration and development programs of oil and gas companies, which are in turn influenced primarily by the financial condition of such companies, by general economic conditions, by prices of oil and gas, and, from time to time, by political considerations and policies.

   It is impracticable to estimate the number of contract drilling competitors of Norton Drilling, some of which have substantially greater resources and longer operating histories than Norton Drilling. Also, in recent years, many drilling companies have sought protection from creditors under bankruptcy laws or have undertaken a business combination with other companies as a result of the downturn in the domestic contract drilling industry. Although this has decreased the total number of competitors, management of Norton Drilling believes that competition for drilling contracts will continue to be intense for the foreseeable future.

Drilling Contracts

   Norton Drilling wins contracts through a competitive bidding process. The operator of a well will request bids under the terms it wishes (daywork, footage, turnkey), or occasionally will solicit bids under various combinations of the above mentioned contract types.

   Under daywork contracts, Norton Drilling provides the drilling rig with the required personnel to the operator who supervises the drilling of the contracted well. Compensation to Norton Drilling is based on a negotiated rate per day that the rig is utilized. Daywork contracts generally specify the type of equipment to be used, the size of the hole and the depth of the proposed well. Under a daywork contract, Norton Drilling generally does not incur any costs due to "inhole" losses (such as time delays for various reasons, including stuck drill strings and blow-outs).

   Footage contracts usually require Norton Drilling to bear some of the drilling costs in addition to providing the rig. Under a footage contract, Norton Drilling would normally determine the manner of drilling and type of equipment to be used, subject to certain customer specifications, and also would bear the risk and expense of mechanical malfunctions, equipment shortages and other delays arising from drilling problems. Compensation is based on a rate per foot drilled basis to completion of the well. Prices of both footage and daywork contracts vary depending upon various factors such as the location, depth, duration and complexity of the well to be drilled, operating conditions and other factors peculiar to each proposed well.

   Under turnkey contracts, Norton Drilling contracts to drill a well to a contract depth under specified conditions and provides most of the equipment and services required. Norton Drilling bears the risk of drilling the well to the contract depth and is usually compensated substantially more than on wells drilled on a daywork or footage basis because Norton Drilling assumes substantially greater economic risk associated with drilling operations. If severe drilling problems are encountered in drilling wells under turnkey contracts, Norton Drilling could sustain substantial losses.

   Norton Drilling's management believes that it is able to prevail in certain situations where it is not the lowest-priced bidder because of the strength of its reputation. Nevertheless, the bidding process is standard for the industry and ensures that pricing is competitive.

Risks and Insurance

   Norton Drilling's operations are subject to the many hazards inherent in the drilling business, including blow-outs, cratering, fires, and explosions.
These hazards could cause personal injury or death, suspend drilling operations or seriously damage or destroy the equipment involved and could cause
substantial damage to producing formations and surrounding areas.   Damage to
the environment could also result from Norton Drilling's operations, particularly through oil spillage, gas leaks and extensive, uncontrolled fires. As a protection against operating hazards, Norton Drilling maintains insurance coverage considered by Norton Drilling to be adequate, including all-risk physical damage, employer's liability, commercial general liability and
workers' compensation insurance.   Norton Drilling currently has $1,000,000 of
general liability insurance with excess liability and umbrella coverages of up to $5,000,000 per occurrence. Norton Drilling's customers generally require Norton Drilling to have at least $1,000,000 of third party liability coverage. See Note 14 of the Notes to Consolidated Financial Statements included as part of Item 8 of this report for further disclosures regarding the aforementioned contingencies.

   Norton Drilling believes that it is adequately insured for public liability and property damage to others with respect to its operations. However, such insurance may not be sufficient to protect Norton Drilling against liability for all consequences of well disasters, extensive fire damage or damage to the environment. Norton Drilling also carries insurance to cover physical damage to or loss of its drilling rigs. Norton Drilling's lenders have a security interest in the drilling rigs and are named as loss payees on the physical
damage insurance on such rigs.   In view of difficulties that may be
encountered in renewing such insurance at reasonable rates, no assurance can be given that Norton Drilling will be able to maintain the type and amount of coverage that it considers adequate at reasonable rates.

   Norton Drilling carries worker's compensation insurance for its Texas and New Mexico resident employees, with a deductible of $100,000 per occurrence. At the commencement of the policy on November 1, 1992, Norton Drilling was required to make a capital deposit with the insurance company of approximately $103,000. Under the terms of the policy, the capital deposit presently is scheduled to be returned to Norton Drilling in three equal installments of approximately $34,000 commencing May 1, 1995 and ending May 1, 1997. The first return installment was timely paid to Norton Drilling. From December 1, 1992 through February 1, 1993, Norton Drilling was required by the terms of the policy to make payments of approximately $43,000 per month into a trust account as a reserve against the Company's liability under the deductible portion of the policy. From November 1, 1992 through November 30, 1995, the Company paid a total of approximately $688,000 on account of its liability under the deductible portion of the policy. As of November 30, 1995, the balance in the trust account and the amount required by the terms of the policy to be in the trust account was approximately $529,000. The balance required to be in the trust account may increase or decrease at any time, depending upon Norton Drilling's ability to pay its liability under the deductible portion of the policy. If the amount required to be in the trust account is greater than the balance in the trust account, Norton Drilling would be required to pay the increased amount into the trust account in one or more installments. Alternatively, the Company can provide letters of credit as collateral for its obligations to pay additional funds into the trust account. At November 30, 1995, Norton Drilling had elected to provide the letters of credit required by the insurance company and has had its bank issue four letters of credit totaling $331,376 for such collateral on its behalf. Starting November 1, 1993, Norton Drilling purchased reinsurance to provide coverage for the $100,000 deductible. The reinsurance policy provides for a deductible of $5,000. Norton Drilling currently pays monthly premiums of approximately $31,000 and $8,000 for these self-funded workers' compensation and reinsurance policies, respectively.

   From November 11, 1994 to August 1, 1995, Norton Drilling provided workers' compensation insurance for its New Mexico resident employees through a fully-insured plan with USF&G insurance company sponsored by the State of New Mexico. This policy had a deductible of $5,000 per occurance. For the year ended November 30, 1995, Norton Drilling paid out $10,000 under this deductible plan. Prior to November 11, 1994 this workers' compensation policy was a fully-insured policy which carried no deductible. Subsequent to August 1, 1995, the New Mexico resident employees are covered under the policy stated in the preceding paragraph.

   Workers' compensation insurance coverage for Norton Drilling's employees in all the other states in which it has employees is provided for by fully-insured plans administered by the various states.

   Norton Drilling was a party in a class action as a plaintiff against certain suppliers to the oil and gas contract drilling industry for alleged price collusion in the late 1980s. In 1994, the action was settled and Norton Drilling was awarded $233,479 in full and final settlement which was received in 1995.

   Amoco Production Company commenced a legal action against Norton Drilling in connection with services rendered in 1993 and 1994. The action was brought in District Court in Hockley County, Texas on April 6, 1995 and seeks damages in the amount of $284,000. Norton Drilling has filed a countersuit. Management believes that the allegations made by Amoco Production Company are without merit and intends to prosecute its defense and counterclaims vigorously. See
Item 3-Legal Proceedings and Note 14 of Notes to Consolidated Financial Statements included as a part of Item 8 of this report for additional discussion regarding certain contingencies affecting the segment.

   Norton Drilling is also involved in various routine litigation incident to its business. In management's opinion, none of these proceedings will have a material adverse effect on the Company.

Government Regulation and Environmental

   The domestic drilling of oil and gas wells is subject to various state and federal laws, rules and regulations. State statutory provisions relating to oil and natural gas generally include requirements as to well spacing, waste prevention, production limitations, pollution prevention and clean-up, obtaining drilling permits and similar matters. Management of Norton Drilling believes that it is in compliance in all material respects with all laws, rules and regulations relating to its operations and that such compliance has not had any material adverse effect on its operations or financial condition. To date Norton Drilling has not been required to expend significant resources in order to satisfy applicable environmental laws and regulations. Norton Drilling does not anticipate any material capital expenditures for environmental control facilities or for compliance with environmental rules and regulations in the foreseeable future. However, compliance costs under existing laws or under any
new requirements could become material.   Norton Drilling has not been fined
or incurred liability for pollution or other environmental damage in connection with its operations and is not currently aware of any environmental hazards which would materially affect its operations.

   The contract drilling industry is dependent on demand for services from the oil and gas exploration industry and, accordingly, is affected by changing tax laws and other laws relating to the energy business generally. Norton Drilling's business is affected generally by political developments and by federal, state, foreign and local laws and regulations which relate to the oil and gas industry. The adoption of laws and regulations affecting the oil and gas industry for economic, environmental and other policy reason's could increase costs relating to drilling and production, which could have an adverse effect on the Company's operations. State and federal environmental
laws and regulations could become more stringent in the future.   For instance,
legislation has been proposed in Congress in connection with the pending reauthorization of the Federal Resource Conservation and Recovery Act ("RCRA"), which would amend RCRA to reclassify oil and gas production wastes as "hazardous waste". If such legislation were to be enacted, it could have a significant impact on the operating cost of Norton Drilling, as well as the oil and gas industry in general.

Employees

   Norton Drilling had a total of 200 full-time employees (8 as office personnel and 192 as field personnel) as of November 30, 1995. Norton Drilling estimates that the number of field personnel will fluctuate between approximately 154 and 254 depending on the demand for the Company's contract drilling services. The Company considers its employee relations to be satisfactory.

                    DISCONTINUED OPERATIONS
   MRI Segment

   The MRI Segment , through the "Huntington Facility" and prior to its discontinuation in 1994 as discussed below, rented, for a fee based on usage, its MRI machine to a professional corporation, whose shareholders were physicians. The Huntington Facility was operational from July, 1986 to March, 1995. At the Huntington Facility, Lobell leased a General Electric MR Max System from GE pursuant to a contract with an 84 month term which commenced on September 5, 1989. On July 13, 1993, the rental obligation under the lease was restructured pursuant to a settlement of a dispute with GE. Monthly lease payments for the equipment increased from $32,978 to $41,772. Lobell had the option at the end of the lease period of purchasing the machine under lease for the lower of $150,000 or its fair market value.

   Lobell ceased making payments on the settlement in December 1994. The Registrant and GE entered thereafter into negotiations to settle the remaining balance. GE, in April 1995, agreed to accept $200,000 as full payment of the remaining balance if the funds were received by April 11, 1995. The Registrant did not meet these terms and the issue has yet to be settled. In March 1995, the MRI segment was evicted from its facilities and the equipment held under the lease was abandoned.

   On August 18, 1994, management decided to discontinue the MRI Segment in light of its recurring losses. The financial statements for 1994 reflect a charge to operations of $750,000 for the estimated loss to be incurred in
disposing of this Segment.   At November 30, 1995 the amount remaining in the
reserve for loss on disposition of the MRI Segment is $492,000 which management believes to be sufficient to satisfy all remaining claims. However, should management successfully negotiate with its creditors, an amount less than initially reserved will be paid resulting in a possible gain to the Registrant. Management has estimated such gain to be in the range of $68,000 to $468,000.

   Nursery Segment

   On February 28, 1991, Sunny's Plants, a wholly-owned subsidiary of DSI acquired (i) all of the assets and assumed certain obligations of IPS, (ii) all of the outstanding shares of Sunshine, (iii) all of the outstanding capital stock of Interior, and (iv) certain real property located in Florida.

   The Nursery Segment, prior to its discontinuance in 1995 as discussed below, had been involved in the production of foliage plants since 1978. The Nursery Segment was engaged primarily in planting, growing and preparing plants for distribution and sale in the wholesale and retail market. Sunny's Plants owned 98 acres and leased 77 acres of land in Homestead, Florida, which is
approximately 40 miles South of Miami.   In addition, there were two residences
and one office building owned by Sunny's Plants on the property. The plants were grown in mass quantities either in shadehouses or greenhouses or in open fields. When grown, the plants were then packaged for sale and shipped in temperature controlled trucks or containers to the indoor foliage plants target market. The raw materials for plant production were pots, soil and seeds or cuttings required for specific types of plants. The Nursery Segment did not own trucks for shipping its products to customers, but did so through independent trucking companies. For a portion of 1994, the Nursery Segment shipped some products in trucks which it leased from rental companies and which were driven by personnel of the Nursery Segment. Smaller customers benefited from the opportunity to ship smaller quantities since Sunny's Plants consolidated multiple orders on the same truck.

   The Nursery Segment was extensively damaged by Hurricane Andrew ( "the Hurricane") which struck on August 24, 1992. The greenhouses, shadehouses, machinery and equipment, shipping facilities and inventories (consisting of potted and stock plants) as well as the irrigation systems were destroyed and the office and the two residential buildings were damaged. The Nursery Segment was insured against hazards including hurricane damage to its buildings, equipment, inventory, and loss of business to a total of $5,832,590.

   Following the Hurricane, the Nursery Segment rebuilt and restocked approximately 175 acres of shade houses, greenhouses and sun production areas, and built a new 40,000 square foot packing and shipping facility capable of loading up to 15 trucks at a time. A 24,000 square foot propagation facility capable of producing young tissue culture liners was also built.

   The Hurricane also destroyed virtually all foliage production in the South Dade area. Many nurseries did not have insurance and were not rebuilt. This led to a short term shortage of foliage plants. In order to take advantage of the opportunity resulting from the lack of supply of foliage plants due to the Hurricane damage, Sunny's Plants leased an additional 60 acres and purchased an additional 30 acres of land. This brought the total available acreage to 175 acres.

   On April 6, 1995, the Board of Directors of DSI discontinued the Nursery Segment due to its significant losses which commenced in the third quarter of 1994 and continued through the date of its discontinuance. The accompanying consolidated financial statements as of and for the two years ended November 30, 1994 retroactively reflect management's decision to discontinue this Segment including a charge to operations of $3,000,000 in 1994 for the estimated loss to be incurred in disposing of the Segment as well as the estimated losses incurred from November 30, 1994 through April 6, 1995.

   In August, 1995 the Nursery Segment and the Registrant entered into agreements with two of its secured creditors, both of whom are banks, and an unrelated third party ("purchaser") in which the purchaser acquired the collateralized debt of one bank and immediately foreclosed on the debt. The Nursery Segment surrendered to the purchaser all of the assets collateralizing this indebtedness on September 6, 1995. The purchaser took title to assets with an approximate book value of $4,625,000, in exchange for extinguishment of approximately $1,293,000 of collateralized debt obligations of the Nursery Segment. The bank has released the Registrant from its corporate guarantee of this obligation. Additionally, the purchaser assumed a $330,000 note payable of the Registrant and guaranteed to indemnify the Nursery Segment and the Registrant for its liabilities to certain other creditors in an amount not to exceed $404,000. As of November 30, 1995, the aforementioned indemnifications had not been fully completed. See Note 3 of Notes to Consolidated Financial Statements included as part of Item 8 of this report.

   The agreement with the other bank requires the purchaser to repay the outstanding balance of a mortgage note in the approximate amount of $2,128,000 collateralized by the Nursery Segment's real property having an approximate book value of $1,465,000. The Registrant continues to guarantee this indebtedness. The Nursery Segment will remain contingently liable under its guarantee until the purchaser has fully extinguished the indebtedness.

   As a result of the aforementioned disposition being less favorable than was originally estimated, an additional $2,194,000 was charged to operations during 1995 to increase the reserve for loss on the ultimate disposition of the Nursery Segment. Management is of the belief that its estimate of remaining future losses to be incurred in disposing of this Segment of $125,000 is adequate to provide for future liabilities.

   As of November 30, 1995 estimated liabilities totaling $2,865,000 relative to various secured and unsecured claims against the Nursery Segment are included in management's reserve for loss on disposal of the Segment. Management contends that should the segment elect to seek protection from its creditors through bankruptcy, the amount actually paid will be significantly less than the amount included in the current reserve resulting in a significant possible gain to the Registrant. See Notes 1 and 3 of Notes to the Consolidated Financial Statements included as part of Item 8 of this report.

   Management's best estimate of the potential gain is between approximately $1,979,000 and $2,862,000. See Notes 1 and 3 of the Notes to Consolidated Financial Statements included as a part of Item 8 of this report.

   There can be no certainty that any or all of the possible gains in the MRI Segment or the Nursery Segment will ever be realized. Their ultimate realization is dependent on a number of factors including, but not limited to, the dissolution of the underlying subsidiaries without liability or payment thereof extending to the continuing operations of the Company, or the extinguishment of existing liabilities under Federal bankruptcy laws. While management believes either of the two courses of action will relieve the segments of their obligations and result in gains, there can be no certainty of such due to potential rights of creditors under applicable state laws and/or the intricacies of meeting the technical requirements of Federal bankruptcy laws. Because of the inherent problems which could arise under either course of action, the outcome is subject to many issues which are outside the control of management and therefore, the amount of liabilities that may be extinguished and the possible resulting gain, if any, that would be recognized is uncertain at this time.

   The results of the MRI and Nursery Segments have been reported separately as a component of discontinued operations in the consolidated statements. Prior year consolidated financial statements have been restated to present these Segments as discontinued operations. Summarized results of operations are as follows:

Dollars in thousands)                            November 30,
                                          1995        1994       1993
Revenues                              $    - -    $  11,047   $   7,812
Costs and expenses                         - -       15,011       7,355
Provision for loss on disposal           1,526        3,750         - -

Income (loss) before income taxes      ( 1,526)    (  7,714)        457

Provision (credit) for income taxes        - -     (  1,393)        289
                                      $( 1,526)   $(  6,321)  $     168


   Additionally, as of November 30, 1995 and 1994, net liabilities of the discontinued segments are $3,515,000 and $1,940,000, respectively.






Item 2. Description of Properties

Headquarters and Other Offices

   DSI believes that its facilities, contract drilling rigs and related equipment are suitable and adequate for the current conduct of its operations.

   The Registrant's current principal facilities, their primary functions, respective locations and square footage are as follows:

                                                  Square Feet
Location         Function                       Owned    Leased
Lubbock, Tx.         Executive office            - -      4,000
Levelland, Tx.       Mechanic/equipment shop   14,000       - -
Rock Springs, Wy.    Mechanic/equipment shop    2,400       - -
Rock Springs, Wy.    Land (2 acres)            87,120       - -
Levelland, Tx.       Land (5 acres)           217,800       - -









Drilling Equipment

   The following table sets forth information about the drilling rigs currently owned by Norton Drilling:


                                             Depth Rating
        Rig No. Drawworks manufacturer                  (feet)

           1        Wilson 65.............................10,500
           2        Wilson 42............................. 7,500
           3        Wilson 75.............................10,500
           4        Wilson 75.............................10,500
           5        Wilson 75.............................10,500
           6        Wilson 75.............................13,000
           7        Wilson 65............................. 8,500
           8        Wilson 75.............................13,000
           9        Gardner Denver 1100E..................20,000
           10       Gardner Denver 700....................15,000
           11       Wilson 75.............................12,000
           12       Wilson 75.............................12,000
           14       Unit 712E.............................18,000
           15       Gardner Denver 700....................14,500
           16       Gardner Denver 500....................12,500


   Rigs 1 and 2 were not operational during fiscal years 1994 and 1995. The necessary capital expenditures were made during December 1995 such that the rigs will be utilized in the subsequent fiscal period.

   All of the drilling rigs are pledged as collateral on notes payable of Norton Drilling. See Note 7 of Notes to Consolidate Financial Statements included as a part of Item 8 of this report.


Item 3. Legal Proceedings

   In February 1995, a default judgment in the amount of $79,999 was obtained in the Local District Court, Huntington, New York, against Lobell and DSI, as guarantor, by the landlord of the premises which were then occupied by Lobell. The judgment was secured based on the non-payment of monies alleged to be due and owing under a stipulation executed by the parties on November 1, 1994. Following such judgment, the landlord evicted Lobell and obtained a judgment on February 15, 1995 for the non-payment of rent in the amount of $33,408.

   The Registrant is a named defendant, as guarantor of a lease obligation, in a lawsuit commenced by Colonial Pacific Leasing Corp. in the 11th Judicial Circuit in Dade County, Florida against the Registrant's wholly-owned subsidiary Sunny Plant's Inc. Summary judgment in excess of $363,000 was granted in favor of Colonial Pacific Leasing Corp. on November 15, 1995.

   As of January 26, 1996, the subsidiaries of the Registrant which comprise the discontinued Nursery Segment were defendants in 24 actions seeking payment of past liabilities owed to suppliers, lessors and other creditors of the Nursery Segment. Such actions, in which damages aggregating in excess of $611,000 are sought, have been brought in Dade, Orange, Palm Beach, Lake and Broward counties in Florida. The Nursery Segment does not intend to contest such claims. In September, 1995, the Nursery Segment surrendered to their senior lender real and personal property which constituted substantially all of the property of the Nursery Segment and ceased to conduct all business operations.

   Amoco Production Company commenced a legal action against Norton Drilling in connection with services rendered in 1993 and 1994. The action was brought in District Court in Hockley County, Texas on April 6, 1995 and seeks damages in the amount of $284,000. Norton Drilling has filed a countersuit. Management believes that the allegations made by Amoco Production Company are without merit and intends to pursue its defense and counterclaims vigorously.

   The Registrant is from time to time subject to routine litigation incidental to its business. Other than as set forth above, as of November 30, 1995, there were no pending material proceedings to which the Registrant or management of the Registrant was a party. See Note 14 of Notes to Consolidated Financial Statements included as a part of Item 8 of this report.


Item 4. Submission of Matters to a Vote of Security Holders

   None

                            PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

   Registrant's common stock, $.01 par value per share, is traded on the NASDAQ national market under the symbol "DSIC". The table below sets forth the high and low selling prices for the Registrant's common stock for the periods indicated on the NASDAQ National Market.

                                      HIGH                    LOW
Fiscal 1994
December 1, 1993 - February 28, 1994   .59                    .41
March 1, 1994 - May 31, 1994           .50                    .33
June 1, 1994 - August 31, 1994         .44                    .25
September 1, 1994 -November 30, 1994   .28                    .06

Fiscal 1995
December 1, 1994 - February 28, 1995   .12                    .06
March 1, 1995 - May 31, 1995           .09                    .03
June 1, 1995 - August 31, 1995         .12                    .03
Sept. 1, 1995 - Nov. 30, 1995          .12                    .03

   On February 13, 1996, the number of holders of record of the Registrant's common stock was approximately 361.

                        DIVIDEND POLICY

   The Registrant has not paid dividends on its common stock in the past and does not expect to pay any dividends on its common stock in the foreseeable future. The Registrant instead intends to retain its earnings to support the operations and anticipated growth of its businesses. Any future cash dividends would depend on future earnings, capital requirements, the Registrant's financial condition and other factors deemed relevant by the Board of Directors. In addition, the terms of existing bank indebtedness prohibits payment of dividends by the Registrant without prior written consent of its lenders. See Note 7 of Notes to Consolidated Financial Statements included as a part of Item 8 of this report for discussion regarding certain restrictive covenants inherent in the Registrant debt agreements.

              Item 6. Selected Financial Data

   The Registrant acquired its wholly-owned subsidiaries Norton Drilling and Sunny's Plants during October 1991 and February 1991, respectively. The related transactions were accounted for under the purchase method of accounting. The operations of the MRI Segment and Nursery Segment were discontinued in August 1994 and April 1995, respectively. The following table illustrates the consolidated results of operations and selected balance sheet information for the Registrant considering the above mentioned acquisition dates. Furthermore, the financial information is being provided as restated in the prior years in accordance with the aforementioned discontinuance of operations. See also PART I, Item 1-Description of Business and Note 3 of Notes to Consolidated Financial Statements included as part of Item 8 of this report.

                                        Years ended November 30,
                                      1995        1994        1993
Continuing operations:
 Operating revenue                 $20,645,757 $21,121,885  $21,563,415

 Operating costs and expenses       21,244,818  20,928,871   21,320,169

 Income (loss) from continuing
   operations                      (   868,319)(   178,508) (     5,397)
 Income (loss) from discontinued
   operations                      ( 1,526,060)( 6,320,829)     167,976
   Extraordinary gain, net of tax          - -         - -      985,098

Net income (loss)                  $(2,394,379)$(6,499,337) $ 1,147,677

Earnings (loss) per common share:(1)
   Primary:
   Income (loss) from continuing
    operations                           $(.04)      $(.01)        $- -
   Income (loss) from discontinued
     operations                           (.07)       (.28)         .01
   Continuing operations:
     Extraordinary gain                    - -         - -          .04

 Net income (loss)                       $(.11)      $(.29)        $.05

 Fully diluted:
  Income (loss) from continuing
     operations                          $ - -       $ - -        $ - -
  Income (loss) from discontinued
     operations                            - -         - -          .01
  Extraordinary gain                       - -         - -          .04

 Net income (loss)                       $ - -       $ - -         $.05

Total assets                       $13,004,461 $13,007,196  $26,692,953

Notes payable, net of current
  maturities                       $   763,738 $ 1,587,248  $ 5,962,426

Stockholders' equity               $ 1,312,694 $ 3,571,686  $ 9,887,052






                                        Years ended November 30,
                                        1992                 1991
Continuing operations:
 Operating revenue                   $15,149,321          $ 3,953,958

 Operating costs and expenses         15,381,734            3,924,434

 Income (loss) from continuing
  operations                         (   232,413)              29,524
 Income (loss) from discontinued
  operations                             252,049              373,819
 Extraordinary gain, net of tax              - -                  - -

Net income (loss)                    $    19,636          $   403,343

Earnings (loss) per common share:(1)
 Primary:
   Income (loss) from continuing
    operations                             $(.01)              $ - -
   Income (loss) from discontinued
    operations                               .01                 .06
   Continuing operations:
   Extraordinary gain                        - -                 - -

 Net income (loss)                         $ - -               $ .06

 Fully diluted:
  Income (loss) from continuing
   operations                              $ - -               $ - -
  Income (loss) from discontinued
   operations                                - -                 .04
  Extraordinary gain                         - -                 - -

 Net income (loss)                         $ - -               $ .04

Total assets                         $20,790,107          $23,881,432

Notes payable, net of current
  maturities                         $ 6,043,137          $ 7,637,136

Stockholders' equity                 $ 8,739,375          $ 7,923,872

(1) Earnings (Loss) Per Common Share:

   Primary net income (loss) per common and common equivalent shares for the five years ended November 30, 1995 has been computed based upon the weighted average number of common shares outstanding during each year and on the net additional number of shares which would be issuable upon the exercise of warrants and stock options, assuming that the Registrant used the proceeds received to purchase additional shares at market value. Common stock equivalents are not included in the outstanding shares computation for 1994 and 1995 as they are anti-dilutive.

   Fully diluted earnings per share amounts for 1993 are based on an increased number of shares that would be outstanding assuming conversion of the subordinated convertible notes payable to affiliates. For purposes of the fully diluted computations, the number of shares that would be issued from the exercise of the warrants and the stock options has been reduced by the number of shares which could have been purchased from the proceeds at the market price of the Company's stock on November 30, 1993 and 1991 because those prices were higher than the average market prices during those years. Net income for fiscal 1993 has been adjusted for interest expense (net of income tax effect) on the convertible debt. Fully dilutive data for fiscal 1995, 1994 and 1992 is not shown as it was not dilutive.

Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

   As of November 30, 1995, DSI had a working capital deficiency from continuing operations of approximately $7,040,000 and cash and cash equivalents of approximately $283,000 as compared to a working capital deficiency of approximately $4,126,000 and cash and cash equivalents of approximately $76,000 in 1994. For the year ended November 30, 1995, DSI used approximately $95,000 in operations and provided approximately $1,101,000 in its financing activities. For the year ended November 30, 1994, DSI used approximately $233,000 in operations and approximately $5,708,000 in its financing activities. The use of funds is largely attributable to the Registrant's decision to discontinue the aforementioned segments resulting in an approximate $5,128,000 use of funds relative to financing activities of the respective segments as well as an approximate $1,541,000 reduction in the Registrant's deferred tax liability. See "Part I. Item 1. Description of Business-Industry Segments; Discontinued Operations-MRI Segment and Nursery Segment" of this report and Note 3 of Notes to Consolidated Financial Statements included as part of Item 8 of this report.

   Significant expenditures of DSI primarily consist of the Drilling Segment's continual acquisition of replacement drilling equipment, such as drill collars, drill pipe, engines and transportation equipment to adequately maintain the operating status of the drilling fleet. Such expenditures for the years ended November 30, 1995, 1994 and 1993 approximate $1,012,000, $552,000 and
$3,946,000, respectively. Capital expenditures during fiscal 1994 were curtailed due to significant constraints imposed on the cash flows of the Registrant. The capital expenditures were resumed to their normal level during mid-fiscal year 1995. The Drilling Segment anticipates capital expenditures of approximately $1,000,000 for fiscal 1996 to be funded from existing bank credit lines, cash flow from operations and proceeds from sales of assets. See Note
7 of Notes to Consolidated Financial Statements included as a part of Item 8 of this report. Due to numerous uncertainties regarding the availability, price and delivery of certain drilling equipment, the Registrant's anticipated level of capital expenditures may fluctuate commensurate with the volatility of the industry.

   Management of the Registrant believes that cash flows from operations and borrowing (if available) should be sufficient to fund continuing operations and adequately service the Registrant's debt for the next twelve months. However, the ability of the Registrant to perform under the existing terms of its debt agreements and adequately extinguish certain other liabilities associated with its discontinued segments is contingent upon the Registrant's ability to successfully negotiate with its creditors (primarily creditors of the MRI and Nursery Segments). Furthermore, the inherent macroeconomic risks associated with the oil and gas industry, such as the volatility of oil and gas prices, could adversely affect the Registrant's operations. See Notes 1 and 3 of Notes to Consolidated Financial Statements included as part of Item 8 of this report.

Results of Continuing Operations

   Comparison of the years ended November 30, 1995 and 1994

   For the year ended November 30, 1995 contract drilling revenues were $20,613,000 as compared to $21,110,000 for the year ended November 30, 1994, a decrease of $497,000 or 2.4%. Average rig utilization was 68.6% in 1995 compared to 69.4% in 1994. The decrease in drilling revenues was due to a decrease in the number of large dollar, turnkey contracts that were completed in the current year. More wells were drilled in the current year under turnkey contracts, but they were for smaller dollar amounts than in the prior year. Direct job and rig costs for 1995 were $18,860,000 or 91.5% of contract drilling revenues as compared to $18,787,000 or 89.0% of contract drilling revenues in 1994. The increase in costs was primarily attributable to three factors. First, labor costs in the current year increased due to pay raises given in order to retain the work force necessary to operate the rig fleet. Shortages of trained rig workers have been experienced in the contract drilling industry. Second, as an incentive to maintain a safe work environment, safety bonuses were increased. Finally, trucking costs increased due to the greater utilization of outside trucking companies to move the rigs. General and administrative expenses for the contract drilling segment were $978,000 in 1995 as compared to $948,000 in 1994. Included in general and administrative expenses for 1995 was an increase in the allowance for doubtful accounts receivable in the approximate amount of $85,000. Conversely, in 1994 there was a collection on account receivable considered in prior years to be uncollectible of approximately $8,000. Furthermore, professional fees incurred by the parent corporation declined in 1995 as compared to 1994 due to the discontinuing of operations of the other two segments as previously discussed. Net interest expense was $399,000 in 1995 compared to $379,000 in 1994, an increase of $20,000. The current year increase is attributable to an increase in the amount of debt borrowings to pay for equipment purchases, payment of liabilities of the Registrant and to pay vendor accounts payable. In 1995 loss before income taxes and discontinued operations was $868,000 as compared to a loss of $169,000 in 1994. This increase in loss was due to increased direct job and rig costs as a percent of gross revenues.

   Comparison of the years ended November 30, 1994 and 1993

   For the year ended November 30, 1994, contract drilling revenues were $21,110,000 as compared to $21,552,000 for the year ended November 30, 1993, a decrease of $442,000 or 2.0%. The decrease in drilling revenues was due to a decrease in the number of wells drilled under turnkey contracts. Average rig utilization was 69.4% in 1994 as compared to 63.6% in 1993. For the year ended November 30, 1994, direct job and rig costs were $18,787,000 or 89.0% of contract drilling revenues as compared to $19,290,000 or 89.5% of contract drilling revenues in 1993. The decrease corresponded directly with the decrease in revenues. General and administrative expense was $948,000 for the year ended November 30, 1994 as compared to $923,000 for the year ended November 30, 1993. The increase was due to increased salaries for certain of the segment's officers in accordance with employment contracts. Net interest expense was $379,000 for the year ended November 30, 1994 compared to $237,000 in 1993, an increase of $142,000 due to an increase in interest rates, additional borrowings on a larger line of credit available in 1994, and debt on some new capital leases for equipment entered into in 1994. For the year ended November 30, 1994, loss before income taxes, discontinued operations and extraordinary items was $169,000 as compared to income before income taxes, discontinued operations and extraordinary items of $6,000 in 1993, a decrease of $175,000. This decrease was largely attributable to increased interest expense and a provision for loss on idle equipment of approximately $190,000 charged to 1994 operations.

Results of Discontinued Operations

   MRI Segment

   During fiscal 1994, the Board of Directors of DSI chose to discontinue its MRI Segment due to its recurring losses. In fiscal 1995, all of the assets of this segment were garnished, confiscated or abandoned. The results of operations of this segment was net income of $288,000 for the year ended November 30, 1995 (approximately four months of operations), and net losses of $741,000 in 1994 and $394,000 in 1993. The increase in the segment's results of operations for the year ended November 30, 1995 compared to 1994 is attributable to management's current year revision of its initial estimate made in 1994 to reserve for the ultimate loss to be incurred in the disposal of the segment. Such revision resulted in an approximate $668,000 credit to operations. Conversely, the decrease in results of operations for the year ended November 30, 1994 compared to 1993 is largely attributable to the aforementioned estimate for future losses relative to the disposal of the segment in which $750,000 was charged to 1994 operations. See also PART 1, Item 1-Description of Business; "Industry Segments-Discontinued Operations" for additional discussion.

   Nursery Segment

   As of November 30, 1994, the Board of Directors of DSI chose to discontinue its Nursery Segment due to its recurring losses. In fiscal 1995, all of the assets of this segment were seized through foreclosure of the segment's indebtedness. As such, the results of operations of this segment was a net loss of $2,194,000 in 1995 (approximately eight and one-half months of operations), and losses of $6,453,000 in 1994 and net income of $911,000 in 1993. The increase in the segment's results of operations for the year ended November 30, 1995 compared to 1994 is attributable to management's estimate of the reserve for ultimate loss to be incurred in the disposal of the segment. In the year ended November 30, 1995 and 1994, the results of operations reflected a charge to this reserve of $2,194,000 and $3,000,000, respectively. The decrease in the segment's results of operations for the year ended November 30, 1994 as compared to 1993 is due to the aforementioned $3,000,000 reserve incurred in 1994, as well as an increase in the cost of sales and increased selling and general and administrative expense.

Recent Accounting Standards

   The Financial Accounting Standards Board issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Preliminary analysis of this new standard by management indicates that the standard will not have a material impact on the Company. The standard is effective for financial statements for fiscal years beginning after December 15, 1995.

   SFAS 123, " Accounting for Stock-Based Compensation" which was issued in 1995 is not effective until fiscal year 1997. The Statement defines a fair value based method of accounting (i.e., using an option pricing model such as Black-Scholes) for employee stock options or similar equity instrument plans, but also allows an entity to measure compensation costs for those plans using the intrinsic value (the amount by the amount by which the market price of the underlying stock exceeds the underlying price of the option) based method accounting as prescribed by Accounting Principles Board Opinion No. 25. The Company plans to continue using the intrinsic value based method.

Item 8. Financial Statements

   Consolidated Financial Statements are filed as a part of this report at the end of PART IV beginning at page F-1, Index to Consolidated Financial Statements and are incorporated herein by this reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   On December 14, 1995, the Board of Directors of the Registrant elected to change its independent accountants. Accordingly, on such date, the Registrant filed Form 8-K informing the SEC of its intent to change independent accountants from Weinick, Sanders & Co, L.L.P. to the firm of Robinson Burdette Martin & Cowan, L.L.P. At the date of the change in accountants there were no unresolved issues, scope restrictions, unanswered questions and/or alternatively any disagreements with Weinick Sanders & Co., L.L.P. on any matters of accounting principles, practices, or audit procedures, financial statement disclosures and/or auditing procedures, which were not resolved.

                             PART III

Item 10.  Directors and Executive Officers of the Registrant

   The Company's Board of Directors consists of nine members, each of which hold office until the next Annual Meeting of Stockholders and until the election and qualification of their respective successors. Each of the persons listed below is presently a director of the Company and, with the exception of Brian J. McDonald, was elected to such office at the last Annual Meeting of Stockholders. In December 1992, Mr. McDonald was appointed a Director by the remaining members of the Board of Directors to fill a vacancy caused by the resignation of Christopher Paul Carvalho.

   The following biographical information is provided with respect to each director:

Harvey Bayard, age 64, has been a Director of the Company since December 1983. Harvey Bayard has been a practicing certified public accountant in New York for more than 35 years and has operated his own financial consulting practice.
He was co-founder and from August 1980 to April 1982 , was Treasurer of Autospa Corporation, a nationwide automobile service and franchise company which
consummated an initial public offering in 1985.   In 1983,  Mr. Bayard founded
Diagnostic Sciences, Inc., a developer of MRI diagnostic imaging centers, of which he was its Chief Financial Officer through January 1982 and which
consummated an initial public offering in March 1987.   From 1992 to Feb. 1995,
Mr. Bayard was Treasurer and Director of ObjectSoft Corp., a developer of software based on object related technology utilizing a Microsoft Windows
platform.   Mr. Bayard, from 1988 until 1989 was an account executive with
Global Capital Securities, Inc., a full service securities brokerage firm and member of the NASD and since that time has been an account executive with Lew, Lieberbaum, Inc., an investment banking firm and member of NASD. Mr. Bayard earned a Bachelor of Science Degree and Master of Business Administration Degree from New York University.

D. Brian Hew, age 41, has been a Director of the Company since February 1991 and was the Company's President and Chief Executive Officer until May 1995. From 1991 to August 1995, Mr. Hew was production manager for Sunny's Plant's,
Inc.   D. Brian Hew is currently a Vice President of the Company and a
Production Manager for Tuttle's Design- Build Inc. Mr. Hew is the President and Treasurer of the Company's discontinued subsidiary, Sunny's Plants, Inc., and it's subsidiaries Sunshine Botanicals, Inc. and Interior Plant Supply, Inc.
D. Brian Hew was a Vice President and has been the Treasurer of Sunshine Botanicals, Inc. and the President of Interior Plant Supply, Inc. since 1987.

Peter L. Hew, age 36, has been a Director of the Company since February 1991 and is currently its Secretary. Peter L. Hew is currently Director of Marketing and Sales for Tuttle's Design-Build, Inc.. Mr. Hew is also the Vice President and Secretary of the Company's discontinued subsidiary, Sunny's Plants, Inc. From 1989 to August 1995, Mr. Hew was director of Marketing of Sunny's Plants and it's subsidiaries Sunshine Botanicals, Inc. and Interior Plant Supply, Inc. Peter L. Hew received a Bachelor of Science degree from the University of Western Ontario in 1980 and also a Masters of Business Administration from Stanford University in 1984.

Robert C. Hew, age 38, has been a Director of the Company since February 1991. Since 1987, Robert C. Hew has been Vice President of ICON International Inc., a New York based barter finance company. Prior to that, he was employed by the Boston Consulting Group, a worldwide consulting company specializing in corporate strategy, and was involved in managing a group of family-owned companies in Jamaica, including a start-up venture and finance company. Robert
C. Hew received two law degrees from Oxford University in 1978 and 1981 where he was a Rhodes Scholar, as well as a Masters of Business Administration from the Harvard Business School in 1980.

Kenneth M. Levy, age 49, has been a Director of the Company since February 1988, and was Secretary of the Company from 1988 to 1991. In October 1994, Mr. Levy was appointed as the Executive Vice President of the Company. From 1991 through 1994 he was Vice President and a Director of M.R. International, Inc., a corporation involved with trade in Russia. He was the Secretary/Treasurer and a Director of Global Capital Group from 1988 to 1991. From 1984 to 1987, Mr. Levy was self-employed and worked as an investment banker. He has initiated and participated in public offerings, private placements, mergers and acquisitions, and public financing, as well as acting as a consultant to public and private companies. Mr. Levy is a Director of America Electromedics Corporation.

Brian J. McDonald, age 29, has been a Director of the Company since December 1992 and is currently an Assistant Secretary and Assistant Treasurer of the Company. From July 1992 through September 1, 1993, Mr. McDonald served as the Company's Treasurer and Vice President, and as its Chief Financial Officer until October 16, 1993. From February 1990 through September 1, 1993, Brian
J. McDonald was Vice President of the Company's subsidiary Lobell Corp. and was also responsible for overseeing the financial and general management operations of the Company. He is President, Chief Executive Officer and a Director of Spur Ventures, Inc., a private investment group. Mr. McDonald was a Director of F.C. Financial Services, Inc. from 1989 to June 1994 and from September 1989 to February 1990 was employed as a financial analyst at First Capital Advisors. Mr. McDonald received his Bachelor of Business Administration from the University of Texas.

John William Norton, age 35, has been a Director of the Company since October 1991. Mr. Norton is a sales representative with the Company's subsidiary, Norton Drilling Company. From 1991 until 1994, Mr. Norton was a Vice President of the Company's subsidiary, Norton Drilling Company, and a drilling engineer
for Norton Drilling Company and its predecessor corporation since 1987.   From
1986 to 1987, John William Norton was self-employed as a drilling engineer consultant. John William Norton received his Bachelor of Science degree in Petroleum Engineering from Texas A&M University.

Sherman H. Norton, Jr., age 65, has been a Director of the Company since October 1991 and Chairman of the Board of the Company since August 1993 and Chief Executive Officer and President since May 1995. He is currently and has been the President of the Company's subsidiary, Norton Drilling Company, and its predecessor corporation since 1976. Sherman H. Norton, Jr. received his Bachelor of Science degree in Petroleum Engineering from the University of Oklahoma.

S. Howard Norton, III, age 38, has been a Director of the Company since October 1991. Mr. Norton is a sales representative with the Company's subsidiary, Norton Drilling Company. From 1991 until 1994, Mr. Norton was a Vice President of the Company's subsidiary, Norton Drilling Company, and its predecessor corporation since 1982. S. Howard Norton, III received his Bachelor of Business Administration degree from Texas A&M University.

   In addition to the persons listed above, the only other executive officer of DSI is David W. Ridley. Mr. Ridley, age 39, became the Company's Chief Financial Officer, Vice President and Treasurer on October 16, 1993 and performs similar duties for the Company's subsidiaries, Norton Drilling Company and Lobell Corporation.

   Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's common stock are required to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and the Company is required to disclose any failure to file by these dates. All of these filing requirements with respect to the Company's past fiscal year were satisfied on a timely basis. In making these disclosures, the Company has relied solely on written representations of its directors and executive officers and copies of the reports that they have filed with the Commission.


Item 11.  Executive Compensation

   The following table sets forth information regarding all cash compensation paid by the Registrant and stock options granted during the fiscal years indicated to D. Brian Hew, the President and Treasurer, and Peter L. Hew, the Vice President and Secretary of DSI's subsidiary Sunny's Plants, Inc., Sunshine Botanicals, Inc. and Interior Plant Supply, Inc. There were no other executive officers of the Company whose cash compensation exceeded $100,000.

Name of Executive and                                       Number of Stock
Principal Positions                      Year    Salary     Options Awarded

D. Brian Hew, Director of the            1995   $ 65,798(1)         0
Company; President and Treasurer         1994   $132,099            0
of Sunny's Plants, Inc., Sunshine        1993   $115,385            0
Botanicals, Inc. and Interior Plant      1992   $136,100            0
Supply, Inc.

Name of Executive and                                    Number of Stock
Principal Positions                      Year    Salary  Options Awarded

Peter L. Hew, Director of the Company;   1995   $ 52,616(1)         0
Vice President and Secretary of Sunny's  1994   $118,138            0
Plants, Inc., Sunshine Botanicals, Inc.  1993   $ 74,952            0
and Interior Plant Supply, Inc.          1992   $ 79,327            0


   (1) Includes Salary through August 11, 1995, the last date of employment by the Nursery Segment.

Employment Arrangements

   On February 28, 1991, the Company, through its subsidiary, Sunny's Plants, Inc., entered into two-year employment contracts with D. Brian Hew and Peter
L. Hew which expired by their terms on February 28, 1993. On April 26, 1993, the Company, through its subsidiary, Sunny's Plants, Inc., entered into new three-year employment contracts with D. Brian Hew and Peter L. Hew providing for annual base salaries of $125,000 and $100,000, respectively. Pursuant to these employment agreements, the employees agreed not to compete with Sunny's Plants, Inc. and its operating subsidiaries during the term of these employment agreements and, in some respects, for a two-year period thereafter. On August 11, 1995 both employees terminated their employment with Sunny's Plants, Inc. On October 1, 1991, the Company, through its subsidiary, Norton Drilling Company, entered into five-year employment contracts with each of Sherman H. Norton, Jr., S. Howard Norton, III, John William Norton and Johnie P. Rose.
In addition to the applicable base salaries payable under each employment agreement, the four employees can allocate among themselves an aggregate of $50,000 in additional compensation each year over the total compensation paid to such employees as a group during the prior year. Pursuant to these employment agreements, the employees agreed not to compete with Norton Drilling Company for a five-year period.

   On December 1, 1995, the Company, through its subsidiary, Norton Drilling Company, entered into new five year employment contracts with Sherman H. Norton, Jr, S. Howard Norton, III, John William Norton and Johnie P. Rose.
The new contracts provide for salaries of $104,500 to each of these employees. The provisions of the new agreements are the same as the prior agreement except for the amount of salary.

Stock Options

   No stock options were granted to, or exercised by D. Brian Hew or Peter Hew during the fiscal year ended November 30, 1995. Although Messrs. D. Brian and Peter Hew own common stock, they do not currently hold any stock options.


Item 12.     Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth certain information with respect to those persons or groups known to the Company who beneficially own more than 5% of the Company's common stock, for all directors of the Company, for David W. Ridley who is an executive officer of the Company, and for all directors and officers as a group.


                                 Amount and Nature of  Percent
Name of Beneficial Owner              Beneficial Ownership(1)  of Class (10)

  Sherman H. Norton, Jr. . . . . . . . . .2,656,292(2)            7.3
    5211 Brownfield Highway, Suite 230
    Lubbock, Texas 79407-3501

  D. Brian Hew.. ..  . . . . . . . . .    2,001,548(9)            8.4
    17800 S.W. 268th Street
    Homestead, Florida 33031

  Harvey Bayard. . . . . . . . . . . . . . . 41,500(3)            *

  Peter L. Hew . . . . . . . . . . . . . . .637,548(9)            2.7

  Robert C. Hew. . . . . . . . . . . . . . . 20,000(4)            *

  Kenneth M. Levy. . . . . . . . . . . . . .175,000(5)            *

  Brian J. McDonald. . . . . . . . . . . . . 30,200(6)            *

  S. Howard Norton, III . . . . . . . . ..   771,805              3.3

  John William Norton. . . . . . . . . . . ..771,805              3.3

  David W. Ridley. . . . . . . . . . . . . . 22,000(7)            *

  All directors and executive officers
   as a group (10 persons) . . . . . . . .7,127,698(8)           28.7

*   Less than 1%.

(1) All information is as of February 13, 1996 and was determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 based upon information furnished by the persons listed or contained in filings made by them with the Securities and Exchange Commission or otherwise known to the Company. Unless otherwise indicated, beneficial ownership disclosed consists of sole voting and dispositive power. Sherman H. Norton, Jr. is the father of S. Howard Norton and John William Norton, which are all directors of the Company. D. Brian Hew, Peter L. Hew, and Robert C. Hew are brothers and are all directors of the Company.

(2) Includes 931,818 shares of Common Stock issuable pursuant to a convertible note held by Mr. Norton which becomes due on May 18, 1998.

(3) Includes (i) options to purchase 20,000 shares of common stock at an exercise price of $0.375 per share which expire on June 15, 1998; (ii) options to purchase 10,000 shares of Common Stock at an exercise price of $0.391 per share which expire on August 27, 1998; and (iii) options to purchase 10,000 shares of Common Stock at an exercise price of $0.34 per share which expire on May 18, 1999.

(4) Consists of (i) options to purchase 10,000 shares of common stock at an exercise price of $0.391 per share which expire on August 27, 1998; and
    (ii) options to purchase 10,000 shares of common stock at an exercise price of $0.34 per share which expire on May 18, 1999.

(5) Includes (i) options to purchase 20,000 shares of common stock at an exercise price of $0.375 per share which expire on June 15, 1998; (ii) options to purchase 10,000 shares of Common Stock at an exercise price of $0.391 per share which expire on August 27, 1998; (iii) options to purchase 10,000 shares of Common Stock at an exercise price of $0.34 per share which expire on May 18, 1999; and (iv) options to purchase 100,000 shares of common stock at an exercise price of $0.125 per share which expire on October 15, 1999.

(6) Includes (i) options to purchase 20,000 shares of common stock at an exercise price of $0.375 per share which expire on May 19, 1998; and (ii) options to purchase 10,000 shares of Common Stock at an exercise price of $0.34 per share which expire on May 18, 1999.

(7) Includes 4,000 shares of Common Stock owned by Mr. Ridley's wife, as to which shares Mr. Ridley disclaims all beneficial ownership, and options to purchase 8,000 shares of Common Stock at an exercise price of $0.406 per share which expire on May 19, 1998.

(8) Includes the securities described above listed in footnotes (2) through
    (7) above.

(9) Includes 541,548 of the 1,083,096 shares owned by Everbloom Growers, Inc. which D. Brian Hew and Peter C. Hew own along with their spouses.

(10) Shares of common stock subject to option currently exercisable, or exercisable within sixty days, are deemed outstanding for computing the percentage of ownership of the person holding the options, but not deemed outstanding for computing the percentage of ownership of any other person

Item 13. Certain Relationships and Related Transactions

    An officer of Norton Drilling in May 1993, loaned Norton Drilling $90,000 (evidenced by a note payable on May 18, 1993). Interest charged to operations was $8,841, $5,393, and $4,899 in 1995, 1994, 1993, respectively, on this note payable. This officer also loaned Norton Drilling $36,000 in April 1993 for the purchase of certain machinery which was pledged as collateral for the loan. The loan was repaid in seven monthly principal payments of $3,000 each and a final payment in November 1993 of $15,000. Interest paid on this indebtedness was $1,891.

    Another officer/stockholder of DSI in April 1989 advanced Norton Drilling $225,000 in the form of an unsecured demand note with interest payable monthly at prime which was exchanged on February 8, 1992 for an installment note with interest payable at 1% over prime. The note was payable in equal monthly installments of $6,250 through November 1994. As part of the debt restructuring in May 1993, this officer lent Norton Drilling $410,000 as evidenced by a new note payable May 18, 1998, and the then remaining unpaid $125,000 of the prior installment note was repaid in full. This note, as well as the $90,000 note in the preceding paragraph, is convertible into DSI's common stock at $0.44 per share for an aggregate 1,136,364 shares of DSI's common stock. Interest charged to operations for these notes amount to $40,275, $30,186 and $17,842 in 1995, 1994 and 1993, respectively.
Additionally, this officer loaned Norton Drilling $28,000 in March 1994 which was repaid in April 1994 plus interest of $200.

    Four officers of Norton Drilling have ownership interests in an entity from which Norton Drilling acquired drilling rig machinery at a cost of $98,207 in 1994. On December 6, 1993 this entity loaned Norton Drilling $62,000 which was repaid on January 13, 1994 along with accrued interest in the amount of $239.

    In the year ended November 30, 1995, three officers and a corporation owned by an officer of the Drilling Segment, along with the Drilling Segment, participated in a joint venture in three wells. The joint venture contracted with Norton Drilling to drill and equip the three wells and incurred costs totalling approximately $716,000 through November 30, 1995. Each joint venture participant was liable for their pro rata share of the costs incurred. Norton's share was approximately $200,000. The aggregate costs to be borne by the four related parties mentioned above was approximately $79,000 of which approximately $11,000 was outstanding at November 30, 1995.

    On October 3, 1995, DSI issued 1,083,096 shares of its common stock at $0.125 per share to a corporation owned by two directors/officers of DSI and their spouses in satisfaction of an indebtedness of the Nursery Segment of $135,387.

    See Note 12 of Notes to Consolidated Financial Statements included as part of Item 8 of this report.

                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of this report:

       (1)    Reports of Independent Certified Public Accountants;

       (2)    Consolidated Financial Statements; and

       (3)    Notes to Consolidated Financial Statements:


    The response to this portion of Item 14 is submitted as a separate section of the report starting on page F-1.

(b) Reports on Form 8-K:

    On September 6, 1995, the Registrant filed a Form 8-K which reported the entering into of an agreement (the "Purchase Agreement") between the three subsidiaries of the Registrant's Nursery Segment ( the "Nursery Corporations") relating to the purchase of loan documents and collateral with NationsBank of Florida, N.A. (the "Bank") and Tuttle's Design-Build, Inc ("Tuttle"). In accordance with the Purchase Agreement, on September 6, 1995, the Nursery Corporations surrendered to the Bank certain real property and improvements as to which the Bank had mortgage liens and certain personal property encumbered by the Bank's first priority security interest. Such real and personal property constituted substantially all of the property of the Nursery Corporations. Also in accordance with the Purchase Agreement, the Bank sold its lien position with respect to such property and the business conducted by the Nursery Corporations to Tuttle. Then, on September 6, 1995, Tuttle foreclosed on such lien position and all of the obligations of the Nursery Corporations under such loan documents, including the obligation to repay an aggregate of $1,326,381.84 then due, were terminated.

    In consideration of the Registrant authorizing the Nursery Corporations to enter into the Purchase agreement, the Registrant received (i) a release from its guaranty of the obligations of the Nursery Corporations to the Bank
(ii) the agreement by Tuttle to indemnify the Registrant for any liability related to the Registrant's guaranty of the loan obligations in the amount of $2,300,000 owed by the Nursery Corporations to Farm Credit of South Florida
(iii) the agreement by Tuttle to assume certain obligations of the Registrant and (iv) to pay up to $404,000 of certain obligations of the Nursery Corporations.

    On December 14, 1995, Registrant filed a Form 8-K which discussed their changing of independent accountants from Weinick Sanders and Co. L.L.P. to the accounting firm of Robinson Burdette Martin and Cowan L.L.P., as described in that Form 8-K,. At the date of the change in accountants there were no unresolved issues, scope restrictions, unanswered questions and/or alternatively any disagreements with Weinick, Sanders and Co. L.L.P. on any matter of accounting principles, practices, audit procedures, financial statement disclosures and /or auditing procedures which were not resolved on February 1, 1996. Registrant filed a Form 8-KA which attached thereto was a letter from Weinick Sanders and Co. L.L.P. acknowledging their agreement with the statement made in connection with their firm on the December 14, 1995 Form 8-K.

(c) Exhibits required by Item 601 of Regulation S-K are as follows:

Exhibit No.                            Name

    (3)       Articles of Incorporation and By-Laws

    3.1 Certificate of Incorporation of Registrant, as amended, filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1992 and incorporated herein by reference.

    3.2 By-Laws of Registrant, as amended, filed as Exhibit 3(ii) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1993 and incorporated herein by reference.

    3.3            By Laws of the Registrant, as amended.

    (10)      Material Contracts

    10.1 Agreement between Diagnostic Sciences, Inc. and First Capital Partners, effective January 6, 1989, filed as Exhibit (10)A to the Annual Report on Form 10-K for the year ended November 30, 1990 (the "1990 10-K"), and incorporated herein by reference.

    10.2 Incentive Stock Option Plan of Diagnostic Science, Inc., filed as Exhibit (10)A to the 1990 Form 10-K, and incorporated herein by reference.

    10.3 Amendment, dated December 11, 1991, to the Agreement between Diagnostic Sciences, Inc. and First Capital Advisers, Inc. dated January 6, 1989, filed as the Exhibit to the Current Report on Form 8-K dated December 16, 1991, and incorporated herein by reference.

    10.4 Agreement and Plan of Reorganization (the "Agreement and Plan of Reorganization") made and entered into October 3, 1990, by and between Diagnostic Sciences, Inc. and Sunshine Botanicals, Inc., Interior Plant Supply, Inc. David Brian Hew and Christopher Paul Carvalho, filed as Exhibit (10)A to the March 15, 1991 Form 8-K and incorporated herein by reference.

    10.5 Amendment, dated as of October 3, 1990, to the Agreement and Plan of Reorganization, filed as Exhibit (10)C to the March 15, 1991 Form 8-K, and incorporated herein by reference.

    10.6      IPS Agreement, dated February 28, 1991, filed as Exhibit
              (10)P to the Current Report on March 15, 1991 Form 8-K, and incorporated herein by reference.

    10.7 Assignment and Assumption Agreement pursuant to Section 3.1 of the IPS Agreement, filed as Exhibit (10)Q to the March 15, 1991 Form 8-K, and incorporated herein by reference.

    10.8 Employment Agreement by and among Sunshine and Carvalho, D. Brian Hew, and FCA, dated February 28, 1991, filed as Exhibit
              (10)AD to the March 15, 1991 Form 8-K, and incorporated herein by reference.

    10.10 Agreement and Plan of Merger, dated September 13, 1991, by and among Diagnostic Sciences, Inc., Norton Drilling Company, Sherman H. Norton, Jr., S. Howard Norton, III, J.P. Rose, John W. Norton and Barbara L. Norton, filed as an Exhibit to the Form 8, dated October 23, 1991, amending Current Report on Form 8-K filed on October 7, 1991 (the "October 7, 1991 Form 8-K Amendment), and incorporated herein by reference.

    10.11 Form of Employment Agreement entered into as of October 1, 1991 between Norton Drilling Company and each of Sherman H. Norton, Jr., S. Howard Norton, III, J.P. Rose and John W. Norton, filed as an Exhibit to the October 7, 1991 Form 8-K Amendment, and incorporated herein by reference.

    10.12 Letter of Agreement between Strategic Growth International and Diagnostic Sciences, Inc. dated January 23, 1991, filed as an Exhibit to the Registrant's 1992 Form 10K, and incorporated herein by reference.

    10.13 Consulting Agreement dated September 17, 1991 between the Equity Group Inc., and the Registrant, filed as an Exhibit to the Registrant's 1992 Form 10K, and incorporated herein by reference.

    10.14          Letter Agreement dated October 26, 1992 between Raphael S.
                   Grunfeld and the Registrant, filed as in Exhibit to the Registrant's 1992 Form 10K, and incorporated herein by reference.

    10.15 Settlement Agreement dated as of July 9, 1993 between General Electric Company, GE Medical Systems, DSI Industries, Inc. and Lobell Corp., filed as Exhibit 1 to the Registrant's Current Report on Form 8-K dated July 27, 1993 and incorporated herein by reference.

    10.16 Escrow Agreement dated as of July 9, 1993 between General Electric Company, GE Medical Systems, DSI Industries, Inc., Lobell Corp., and Moritt, Mock and Hamroff filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated July 27, 1993 and incorporated herein by reference.

    10.17 Subordinated Convertible Note dated May 19, 1993 issued by Norton Drilling Company and DSI Industries, Inc. in favor of Sherman H. Norton, Jr. filed as Exhibit 1 to the Registrant's Current Report on Form 8-K dated June 2, 1993 and incorporated herein by reference.

    10.18 Subordinated Convertible Note Subscription Agreement dated as of May 19, 1993, between Norton Drilling Company, DSI Industries, Inc. and Sherman H. Norton, Jr. filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated June 2, 1993 and incorporated herein by reference.

    10.19 Subordinated Convertible Note dated May 19, 1993 issued by Norton Drilling Company and DSI Industries, Inc. in favor of Johnie P. Rose filed as Exhibit 3 to the Registrant's Current Report on Form 8-K dated June 2, 1993 and incorporated herein by reference.

    10.20 Subordinated Convertible Note Subscription Agreement dated as of May 19, 1993, between Norton Drilling Company, DSI Industries, Inc. and Johnie P. Rose filed as Exhibit 4 to the Registrant's Current Report on Form 8-K dated June 2, 1993 and incorporated herein by reference.

    10.21 Letter Agreement dated as of August 25, 1993 by and among Gerry Angulo, First Capital Partners, First Capital Asset Management Inc., First Capital Advisers Inc., F.S. Financial Services Inc., DSI Industries, Inc., Sunny's Plants, Inc., Sunshine Botanicals, Inc., Interior Plant Supply, Inc., Norton Drilling Company, Lobell Corp., West Loop Investments, Inc. and Paul Stache filed as Exhibit 1 to the Registrant's Current Report on Form 8-K dated September 3, 1993 and incorporated herein by reference.

    10.22 Security Agreement dated as of January 6, 1995 between DSI Industries, Inc. and The Plains National Bank of West Texas filed as an Exhibit to the Registrant's 1994 Form 10-K and incorporated herein by reference.

    10.23 Guaranty Agreement dated as of January 6, 1995 between DSI Industries, Inc. and The Plains National Bank of West Texas filed as an Exhibit to the Registrant's 1994 Form 10-K and incorporated herein by reference.

    10.24 Promissory Note dated January 6, 1995 issued by DSI Industries, Inc. and Norton Drilling Company in favor of The Plains National Bank of West Texas in the amount of $350,000 filed as an Exhibit to the Registrant's 1994 Form 10-K and incorporated herein by reference.

    10.25 Promissory Note dated January 6, 1995 issued by Norton Drilling Company in favor of The Plains National Bank of West Texas in the amount of $650,000 filed as an Exhibit to the Registrant's 1994 Form 10-K and incorporated herein by reference.

    10.26 Agreement for purchase of loan documents and collateral dated as of August 24, 1995 by and among Sunshine Botanicals, Inc., Sunny's Plants, Inc., Interiorplant Supply, Inc., NationsBank of Florida, N.A., and Tuttle's Design-Build, Inc.filed as an Exhibit to the Registrant's Form 8-K dated September 6, 1995 and incorporated herein by reference.

    10.27 Agreement by and between Tuttle's Design-Build, Inc. in favor of Peter Hew, David Brian Hew and DSI Industries, Inc. dated August 24, 1995 filed as an Exhibit to the Registrant's Form 8-K dated September 6, 1995 and incorporated herein by reference.

    10.28 Indemnification Agreement dated as of August 24, 1995 by and between Tuttle's Design-Build, Inc., Brian Tuttle and Merja Tuttle and DSI Industries, Inc. filed as an Exhibit to the Registrant's Form 8-K dated September 6, 1995 and incorporated herein by reference.

    10.29 Agreement dated August 24, 1995 by Tuttle's Design Build, Inc. in favor of DSI Industries, Inc. filed as an Exhibit to the Registrant's Form 8-K dated September 6, 1995 and incorporated herein by reference.

    10.30 Form of Employment Agreement entered into as of December 1, 1995 between Norton Drilling Company and each of Sherman H. Norton, Jr., S. Howard Norton, III, J.P.Rose and John W. Norton.

(22) The subsidiaries of the Registrant are: Sunny's Plants, Inc., a Florida corporation, (whose subsidiaries are: Sunshine Botanicals, Inc., a Florida corporation, and Interior Plant Supply, Inc. a Florida corporation),NortonDrilling Company, a Delaware corporation, and Lobell Corp., a Delaware corporation.



















                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      DSI INDUSTRIES, INC.

Dated: April 4, 1996   By: /s/ Sherman H. Norton, Jr.
                              Sherman H. Norton, Jr.
                              Chairman, Chief Executive Officer
                              and President, Director

Dated: April 4, 1996   By: /s/ David Ridley
                              David Ridley, Chief Financial Officer
                              (Principal Financial and Accounting
                              Officer)

Dated: April 4, 1996   By: /s/ D. Brian Hew
                              D. Brian Hew, Director

Dated: April 4, 1996   By: /s/ Harvey Bayard
                              Harvey Bayard, Director

Dated: April 4, 1996   By: /s/ Brian J. McDonald
                              Brian J. McDonald, Director

Dated: April 4, 1996   By: /s/ Kenneth Levy
                              Kenneth Levy, Director

Dated: April 4, 1996   By: /s/ Peter Hew
                              Peter Hew, Director

Dated: April 4, 1996   By: /s/ Robert Hew
                              Robert Hew, Director

Dated: April 4, 1996   By: /s/ S. Howard Norton
                              S. Howard Norton, III, Director

Dated: April 4, 1996   By: /s/ John William Norton
                              John William Norton, Director

















                      DSI INDUSTRIES, INC.

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                       Page No.

Reports of Independent Accountants

     Robinson Burdette Martin & Cowan, L.L.P..........................F-2

     Weinick Sanders & Co., L.L.P.....................................F-4

Financial Statements:

     Consolidated Balance Sheets......................................F-6

     Consolidated Statements of Operations............................F-8

     Consolidated Statements of Stockholders' Equity..................F-10

     Consolidated Statements of Cash Flows............................F-11

     Notes to Consolidated Financial Statements.......................F-13

      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



  Board of Directors and Stockholders
  DSI Industries, Inc.
  Lubbock, Texas


  We have audited the accompanying consolidated balance sheet of DSI Industries, Inc. and subsidiaries as of November 30, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  As discussed in Note 3 to the consolidated financial statements, the Company has recorded significant liabilities relating to obligations of the Company's discontinued segments. Although the liabilities have been recorded based on known claims against and obligations of the Company, it is possible that such liabilities will be extinguished without payment under management's planned courses of action. If the Company is successful in the extinguishment of any part of these liabilities, there will be a significant effect on the financial position of the Company.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DSI Industries, Inc. and Subsidiaries as of November 30, 1995, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred significant net losses for the years ended November 30,1995 and 1994. As described in Notes 1, 3 and 7 to the consolidated financial statements, the Company's subsidiaries were not in compliance with certain terms of their debt, capital and operating lease agreements and certain other creditors have filed judgements in certain State courts to force these subsidiaries to pay their obligations. As a result of the violations of debt and lease agreements by the Company's subsidiaries, the holders of the debt may declare the entire amount of such indebtedness due and payable immediately which would result in cross-defaults under certain of the Company's and its other subsidiary's debt instruments. Although the Company and its remaining operating subsidiary are currently operating, the continuation of such business as a going concern is contingent upon, among other things, the ability of the Company to discharge the indebtedness of the discontinued segments and the continued forbearance by the operating

                             F-2

      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                         (Continued)





  subsidiary's creditors from exercising their rights in connection with delinquent debt payments and defaults on debt covenants. Management has indicated that part of its plan to meet its obligations might be to seek protection from its creditors in bankruptcy court for the Company's magnetic resonance imaging segment, and/or its nursery segment, and/or the Company and all of its subsidiaries. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.





  Robinson Burdette Martin & Cowan, L.L.P.



  Lubbock, Texas
  March 1, 1996






























                             F-3



     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



  To the Board of Directors and Stockholders
  DSI Industries, Inc.



  We have audited the consolidated balance sheet of DSI Industries, Inc. and subsidiaries as of November 30, 1994 and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years ended November 30, 1994 and 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DSI Industries, Inc. and subsidiaries as at November 30, 1994, and the results of its operations and its cash flows for the two years ended November 30, 1994 and 1993 in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred a significant net loss for the year ended November 30, 1994. As described in Notes 1, 3 and 14, the Company's subsidiaries were not in compliance with certain terms of their debt, capital lease and operating lease agreements and certain other creditors have filed judgements in certain State courts to force these subsidiaries to pay. As a result of the violations of debt and lease agreements by the Company's subsidiaries, the holders of the debt may declare the entire amount of such indebtedness due and payable immediately which would result in cross-defaults under certain of the Company's and its other subsidiary's debt instruments. In March 1995, a lessor of a segment's operating premises, which had previously discontinued its operations, executed a judgement against a subsidiary evicting that subsidiary from its operating premises and forcing the confiscation of certain of the subsidiary's assets in partial payment of rent arrearage. On April 6, 1995, the Company discontinued its nursery segment.

  Although the Company and it remaining operating subsidiary are currently operating their own businesses, the continuation of such business as a going concern is contingent upon, among other things, the ability of the Company to discharge the indebtedness of the discontinued segments and of

                             F-4

     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                         (Continued)


  the continued forbearance by the operating subsidiary's creditors from exercising their rights in connection with delinquent debt payments and defaults on debt covenants. Management has indicated that part of its plan to meet its obligations might be to seek protection from its creditors in bankruptcy court for the Company's magnetic resonances imaging segment, and/or it nursery segment, and/or the Company and all of its subsidiaries. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


  Weinick, Sanders & Co. LLP


  New York, NY
  February 1, 1995 (Except as to portions of Notes
     1, 3 and 7 as to which the date is April 7, 1995)



































                             F-5
            DSI INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS

                         A S S E T S




                                                       November 30,
                                                     1995        1994

Current assets:
  Cash and cash equivalents                      $   283,055  $   76,342
  Accounts receivable, trade, less allowance
   for doubtful accounts of $90,000 and $6,000     2,171,187   2,944,583
  Litigation receivable                                  - -     233,479
  Costs and estimated earnings in excess
   of billings on uncompleted contracts              518,529     190,465
  Insurance proceeds recoverable                     682,661         - -
  Prepaid expenses and other current assets          233,007     277,859

    Total current assets                           3,888,439   3,722,728

Property and equipment, at cost, net
 of accumulated depreciation and depletion         7,410,612   7,453,979

Goodwill, net of accumulated amortization
 of $396,910 and $301,650 as of November 30,
 1995 and 1994, respectively                       1,507,587   1,602,847
Security deposits                                    197,745     226,650
Other assets                                              78         992

    Total assets                                 $13,004,461 $13,007,196





















                          (Continued)

The accompanying notes are an integral part of these consolidated financial statements.

                              F-6
             DSI INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
                          (Continued)

              LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      November 30,
                                                   1995         1994

Current liabilities:
  Current maturities of notes payable          $ 2,661,391  $   892,606
  Accounts payable                               3,957,514    4,122,335
  Billings in excess of costs of uncompleted
   contracts                                           - -       19,483
  Accrued expenses and other current liabilities   794,084      873,421
  Net liabilities of discontinued operations     3,515,040    1,940,417

    Total current liabilities                   10,928,029    7,848,262

Notes payable, less current maturities             763,738    1,587,248

    Total long-term obligations                    763,738    1,587,248

Commitments and contingencies                          - -          - -

Stockholders' equity:
  Common stock-par value $.01; authorized-
   100,000,000 shares, issued and outstanding-
   23,693,365 shares and 22,610,269 shares in
   1995 and 1994, respectively                     236,934      226,103
  Additional paid-in capital                     9,718,928    9,594,372
  Accumulated deficit                           (8,643,168)  (6,248,789)

    Total stockholders' equity                   1,312,694    3,571,686

    Total liabilities and stockholders' equity $13,004,461  $13,007,196


















The accompanying notes are an integral part of these consolidated financial statements.

                               F-7

              DSI INDUSTRIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS


                                        Year ended November 30,
                                       1995        1994         1993
Operating revenues:
 Contract drilling revenues        $20,613,287 $21,110,439  $21,552,418
 Other                                  32,470      11,446       10,997
   Total operating revenues         20,645,757  21,121,885   21,563,415

Operating costs and expenses:
 Direct drilling costs              18,860,006  18,787,362   19,290,598
 General and administrative            978,080     948,185      922,719
 Depreciation, depletion and
  amortization                       1,223,384   1,141,658    1,099,561
 Other                                 183,348      51,666        7,291
   Total operating costs and
      expenses                      21,244,818  20,928,871   21,320,169

   Operating income (loss)         (   599,061)    193,014      243,246

Other income (expense):
 Net gain on sale of assets            111,165       1,235          - -
 Interest expense                  (   398,896)(   405,934) (   288,421)
 Interest income                           - -      27,409       51,137
 Estimated loss on idle
  equipment                                - - (   189,968)         - -
 Other                                  18,473     205,736          - -
   Total other expenses, net       (   269,258)(   361,522) (   237,284)


Income (loss) before provision
 for income taxes, discontinued
 operations and extraordinary
   item                            (   868,319)(   168,508)       5,962

Income taxes:
 Current                                   - -     161,000        1,159
 Deferred tax expense (benefit)            - - (   151,000)      10,200
   Income tax expense                      - -      10,000       11,359

Loss from continuing operations    (   868,319)(   178,508) (     5,397)
Discontinued operations:
 Income (loss) from discontinued
  operations, net of income tax
  effect of $-0-, $(1,392,873)
  and $288,926                             - - ( 2,570,829)     167,976
 Estimated loss on disposal        ( 1,526,060)( 3,750,000)         - -

Income (loss) from discontinued
 operations before
  extraordinary item               ( 1,526,060)( 6,320,829)     167,976






                          (Continued)

The accompanying notes are an integral part of these consolidated financial statements.

                              F-8
             DSI INDUSTRIES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF OPERATIONS

                          (Continued)


                                          Year ended November 30,
                                       1995        1994         1993
Income (loss) before
 extraordinary item                ( 2,394,379)( 6,499,337)     162,579

Extraordinary item:
 Gain on extinguishment of
  debt, net of income taxes
   of $578,000                             - -         - -      985,098

   Net income (loss)              $( 2,394,379)$( 6,499,337)$ 1,147,677

Per share data:
 Loss from continuing
  operations                             $(.04)      $(.01)       $(- -)
 Income (loss) from
  discontinued operations                 (.07)       (.28)         .01
 Extraordinary item                        - -         - -          .04

   Net income (loss)                     $(.11)      $(.29)       $ .05

Weighted average number of
 common shares outstanding           22,761,606  22,498,801   22,529,229






























The accompanying notes are an integral part of these consolidated financial statements.

           DSI INDUSTRIES, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                                     Retained
                                         Additional  Earnings/      Total
                         Common Stock      Paid In  (Accumulated  Stockholders'
                       Shares  Par Value   Capital    Deficit)        Equity

Balance,
 November 30, 1992 22,418,250  $224,182  $9,412,322  $( 897,129)  $8,739,375

     Net income           - -       - -         - -   1,147,677    1,147,677

Balance,
 November 30, 1993 22,418,250   224,182   9,412,322     250,548    9,887,052

 Exercise of stock
  options              27,000       270       5,637         - -        5,907

 Shares issued to
  purchase minority
  interest in
  subsidiary          165,019     1,651     176,413         - -      178,064

     Net loss             - -       - -         - -  (6,499,337)  (6,499,337)

Balance,
 November 30, 1994 22,610,269   226,103   9,594,372  (6,248,789)   3,571,686

 Shares issued in
  satisfaction of
  subsidiary
  obligation        1,083,096    10,831     124,556         - -      135,387

     Net loss             - -       - -         - -  (2,394,379)  (2,394,379)

Balance,
 November 30, 1995 23,693,365  $236,934  $9,718,928 $(8,643,168)  $1,312,694



















The accompanying notes are an integral part of these consolidated financial statements.

                                F-10
               DSI INDUSTRIES, INC.  AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           Year ended November 30,
                                          1995        1994        1993
Cash flows from operating activities:
Net income (loss)                    $(2,394,379) $(6,499,337)$ 1,147,677
Adjustments to reconcile net
  income (loss) to net cash used
  in operating activities of
  continuing operations:
  Discontinued operations              1,526,060    3,750,000         - -
  Depreciation, depletion and
   amortization                        1,223,384    1,141,658   1,589,546
  Extraordinary gain                         - -          - -   ( 985,098)
  Estimated loss on idle
   equipment                                 - -      189,968         - -
  Gain on sale of assets               ( 111,165)  (    1,235)        - -
  Reduction in goodwill
   attributable to discontinued
   segments                                  - -      712,987         - -
  Non-cash changes in assets and
   liabilities of discontinued
    segments                                 - -      184,316         - -
Increase (decrease) in cash
   flows as a result of changes
   in operating asset and
   liability account balances:
  Accounts receivable-trade              773,396      740,620  (1,760,253)
  Accounts receivable-affiliates             - -          - -     252,050
  Insurance proceeds recoverable       ( 682,661)         - -     144,419
  Litigation proceeds receivable         233,479    ( 233,479)        - -
  Net costs and estimated earnings
   in excess of billings on
   uncompleted contracts               ( 347,547)     546,647   ( 330,454)
  Inventory                                  - -          - -  (3,056,623)
  Prepaid and deferred income taxes          - -       88,591      87,608
  Prepaid expenses and other
   current assets                         44,852       52,304  (   50,779)
  Other current assets                       - -   (   20,938) (   78,815)
  Accounts payable                     ( 164,821)     411,612   2,974,240
  Accrued expenses and other
   current liabilities                 (  79,338)     244,347 (   374,681)
  Deferred income taxes payable              - -   (1,540,802)     85,338
  Deferred rent payable                      - -          - -      19,990
    Net cash provided by (used
     in) continuing operations            21,260  (   232,741)(   335,835)
    Net cash used in
     discontinued operations         (   116,050)         - -         - -
    Net cash used in operating
     activities                      (    94,790) (   232,741)(   335,835)

Cash flows from investing activities:
  Proceeds from sale of property
    and equipment                        182,530       14,727         - -
  Acquisition of property and
    equipment                         (1,012,254) (   551,616) (3,946,012)
  Investing activities of
    discontinued operations                  - -    6,365,383         - -
  Other                                   29,819          - -         - -

                          (Continued)
The accompanying notes are an integral part of these consolidated financial statements.
                              F-11

             DSI INDUSTRIES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (Continued)

                                            Year ended November 30,
                                          1995        1994        1993

Net cash provided by (used in)
 investing activities                 (  799,905)   5,828,494  (3,946,012)

Cash flows from financing activities:
    Proceeds from notes payable        1,259,171       35,144   4,853,428
    Financing activities of
      discontinued operations                - -   (5,128,476)        - -
    Proceeds from (repayments of)
      revolving line of credit, net      545,000   (  286,352)  2,176,682
    Repayments of notes payable       (  702,763)  (  334,634) (4,469,081)
    Proceeds from issuance of
      common stock                           - -        5,907         - -

      Net cash provided by (used in)
       financing activities            1,101,408   (5,708,411)  2,561,029

      Net increase (decrease) in
       cash, cash equivalents and
       cash overdrafts                   206,713   (  112,658) (1,720,818)

Cash and cash equivalents at
   beginning of year                      76,342      109,204   1,830,022
Cash overdraft of discontinued
   segments                                  - -       79,796         - -

Cash and cash equivalents at end
   of year                           $   283,055  $    76,342  $  109,204

Supplemental disclosures of cash flows information:
     Cash paid during the year:
       Interest                      $   358,280  $   313,233  $      - -
       Income taxes                  $    22,315  $   346,140  $      - -

         Supplemental Schedule of Non-cash Investing and Financing Activities:

         During 1995, 1,083,096 shares of common stock were issued in satisfaction of outstanding debt of a discontinued segment in the amount of $135,387

         During 1995, 1994 and 1993, the Company acquired property and equipment in connection with capital lease arrangements in the amount of $142,371, $43,060 and $328,961, respectively.

         In connection with the transfer and disposition of certain assets and liabilities during 1995, a note payable recorded in continuing operations was assumed by the purchaser/transferee.

         During 1995 several noncash activities occurred with regard to the Company's discontinuance of certain of its business segments. See Note 3.

         During 1994, 165,019 shares of common stock were issued in connection with the purchase of a minority interest in a discontinued operating subsidiary.

The accompanying notes are an integral part of these consolidated financial statements.
                           F-12



            DSI INDUSTRIES, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. REALIZATION OF ASSETS - GOING CONCERN

         The accompanying consolidated financial statements have been prepared in contemplation of continuation of DSI Industries, Inc. ("DSI") as a going concern. DSI, in particular its nursery and magnetic resonance imaging segments, have sustained substantial losses from operations. Management on August 18, 1994 discontinued its magnetic resonance imaging segment due to the segment's recurring losses. Management discontinued the nursery segment due to the significant losses incurred by it commencing in the third quarter of 1994 through April 6, 1995, the date the Board of Directors voted to discontinue the segment. The accompanying consolidated financial statements reflect these segments as discontinued operations.

              The accompanying consolidated financial statements reflect a working capital deficiency of approximately $7,040,000 at November 30, 1995 of which $3,525,000 is attributable to DSI and its remaining operating subsidiary, Norton Drilling Company ("Norton"). The estimated liabilities of the discontinued segments exceed the assets of these segments by $3,515,000. DSI is a holding company and accordingly does not generate operating revenues. All costs and expenses of DSI have previously been funded by charging the operating segments management fees. As management fees have diminished due to the discontinuance of the aforementioned segments, DSI will require increased funding from Norton for its expenses as well as the extinguishment of the liabilities of the discontinued segments.

              Norton's agreements with its secured creditors prohibit virtually any loans, dividends, advances, guarantee of indebtedness or payments to DSI or its subsidiaries. At November 30, 1995, Norton was in violation of some of the restrictive covenants with these secured creditors. Waiver by the lender of such violations has been received through May 1, 1996. The Company has obtained a 90 day extension on its obligations which originally matured April 1, 1996 and anticipates renewal at the end of the 90 day period. Management is of the opinion that Norton will be able to continue as a going concern if DSI is successful in restructuring the indebtedness of its discontinued operations.

              DSI's limited ability to obtain funds and its inability to obtain adequate financing to meet its obligations and the obligations of its discontinued segments raises substantial doubt concerning the ability of DSI  to realize the benefits of its assets and satisfy its liabilities as they mature in the ordinary course of business. Unless management's current negotiations with the creditors of the discontinued segments to restructure the debts are successful, DSI may have to cause these subsidiaries to seek protection from their creditors under the
     bankruptcy laws of the United States.   Due to cross-corporate
     guarantees between DSI and its subsidiaries, the possible filing of such petition in bankruptcy court could cause DSI, and possibly Norton, to also seek protection in bankruptcy court.

          These conditions, among others, raise substantial doubt about DSI's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should DSI be unable to continue as a going concern.

      2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Historical overview

        DSI was organized on December 21, 1983 to establish private radiological office centers to which it would provide financial and non-medical management services. DSI's then 90% owned subsidiary, Lobell Corp. ("Lobell"), also referred to as the MRI Segment, opened a magnetic resonance imaging center in August 1986. On June 30, 1994, DSI issued 165,019 shares of its common stock for which it acquired the remaining 10% of Lobell and cash and trade accounts receivable of $178,063. On August 18, 1994 management determined to discontinue the operations of this segment in light of its recurring operating losses (see Note 3).

        On February 28, 1991, Sunny's Plants, Inc. ("Sunny's"), a wholly owned subsidiary of DSI, also referred to as the Nursery Segment, acquired all of the assets and assumed certain obligations of Interior Plant Supply Partnership, all of the outstanding shares of Sunshine Botanicals, Inc., all of the outstanding capital stock of Interior Plant Supply, Inc., and certain real property from the previous owners of the three above mentioned entities. Effective November 30, 1994 management determined to discontinue the operations of this segment due to the significant losses incurred by it through that date (see Note 3).

        DSI incorporated a wholly-owned subsidiary under the laws of the State of Delaware on August 30, 1991 which acquired the capital stock of Norton Drilling Company ("NDC"), a Texas corporation, on October 1,
     1991 and simultaneously merged NDC into Norton.   Norton currently
     operates thirteen (13) oil and gas drilling rigs in Texas, New Mexico, Utah, Colorado and Wyoming as an independent drilling contractor.

     Principles of consolidation

        The consolidated financial statements include the accounts of DSI and it wholly-owned subsidiary, Norton (sometimes collectively referred to as the "Company") as continuing operations and the accounts of Sunny's and Lobell, as discontinued operations. The consolidated statement of operations for the




     2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     year ended November 30, 1993 has been restated to reflect Sunny's and Lobell as discontinued operations. All significant intercompany accounts and transactions have been eliminated.
     Management estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash equivalents

        The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

     Revenue and cost recognition

        Contract drilling revenues are recognized utilizing the percentage of completion method. Accordingly, income is recognized in the ratio that contract costs incurred bears to estimated total contract costs. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are charged to income as incurred. Expected losses on incomplete contracts are recognized in the period the loss can reasonably be determined.

     Property and equipment

        Expenditures for additions and significant betterments are capitalized at cost. Labor costs incurred in constructing or improving certain assets are capitalized in the respective property and equipment accounts. Minor repairs and maintenance are expensed as incurred. Depreciation is computed on each individual asset under the straight-line method at rates adequate to depreciate the cost of the applicable assets over their estimated useful lives of 3 to 20 years.

        The Company follows the successful efforts method of accounting for its oil and gas producing properties. Under the successful efforts method of accounting, costs which result directly in the discovery of oil and gas reserves and all development costs are capitalized. Exploration costs which do not result directly in discovering oil and gas reserves are charged to expense as incurred. The capitalized costs, consisting of lease acquisition costs, intangible development costs and lease and well equipment, are depreciated using the straight line method which is deemed by management to approximate units-of-


     2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     production.   Oil and gas reserve estimates cannot be reasonably
     estimated, and production volumes are minimal, therefore, depletion and amortization of producing properties have not been computed.

        The Financial Accounting Standards Board issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Preliminary analysis of this new standard by management indicates that the standard will not have a material impact on the Company. The standard is effective for financial statements for fiscal years beginning after December 15, 1995.

     Income taxes

        Income taxes are provided based on earnings reported for financial statement purposes. The provision for income taxes differs from the amounts currently payable because of temporary differences in the recognition of certain income and expense items for financial reporting and tax reporting purposes.

        DSI and its subsidiaries adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") effective December 1, 1993, the beginning of its 1993 fiscal year and did not retroactively apply the provisions of SFAS 109 prior to that date. SFAS 109 requires the asset and liability approach be used to account for income taxes. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between financial statement and tax basis of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Tax assets (net of a valuation allowance) primarily result from net operating loss carryforwards, certain accrued but unpaid insurance losses, unpaid state income taxes, alternative minimum tax credit carryforwards and investment tax credit carryforwards.

        The cumulative effect as of December 1, 1993, of adopting this new accounting standard was not material to the financial position of DSI. Also, there was no material impact on the statement of income for the year ended November 30, 1993.

        DSI files a consolidated Federal income tax return.

     Goodwill

        The excess of cost of the acquisition of the drilling segment over the fair market value of the net assets of the segment at the date of acquisition has been included in the consolidated financial statements as goodwill and is being amortized on the straight-line method over 20 years.



     2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Earnings (loss) per common share

        Net loss per common share for 1995 has been computed using the weighted average number of common shares outstanding for that year. Common stock equivalents are excluded for 1995 because their effect is antidilutive.

         Primary net income (loss) per common and common equivalent share for 1994 and 1993 has been computed based on the weighted average number of common shares outstanding during each of those years and on the net additional number of shares which would be issuable upon the exercise of warrants and stock options, assuming that the Company used the proceeds received to purchase additional shares at market value.

        Fully diluted earnings per share amounts for 1993 are based on an increased number of shares that would be outstanding assuming conversion
     of the subordinated convertible notes payable to affiliates.   For
     purposes of the fully diluted computations, the number of shares that would be issued from the exercise of the warrants and the stock options has been reduced by the number of shares which could have been purchased from the proceeds at the market price of the Company's stock on November 30, 1993 because those prices were higher than the average market prices during that year. Net income for fiscal 1993 has been adjusted for interest expense (net of income tax effect) on the convertible debt. Fully dilutive data for fiscal 1995 and 1994 is not shown as it was anti-dilutive.

     Reclassifications

        Certain reclassifications have been made to the 1994 and 1993 consolidated financial statements in order for them to conform with the 1995 presentation. The reclassifications had no effect on net income(loss) or stockholders' equity for those years.

     3. DISCONTINUED OPERATIONS

        On August 18, 1994, DSI discontinued the MRI Segment due to recurring losses experienced by the segment. Accordingly, management estimated future costs and expenses to dispose of the segment resulting in a $750,000 charge to operations in fiscal 1994. During 1995, certain assets and liabilities considered in management's previous estimate were either foreclosed, garnished or confiscated resulting in full or partial extinguishment of the underlying liabilities. As a result, management revised its initial estimate to consider final settlement of remaining obligations of the segment. Such revisions resulted in a $668,200 credit to the provision for loss for the discontinued segment in 1995. The remaining net



                             F-17
                                3. DISCONTINUED OPERATIONS (Continued)

     liabilities of the segment relate to claims filed by the segment's former landlord for past due rent and obligations remaining under a capital lease obligation. Management is currently of the opinion that if negotiations with the remaining creditors, principally consisting of the former landlord and lessee, are not successful in settling their obligations, DSI will cause the segment to seek protection from the creditors under bankruptcy proceedings. It is possible that final settlement will result in the payment of significantly less than amounts currently recorded as liabilities which could result in a significant gain realized in the reversal of such recorded liabilities. Management's estimate of the potential gain is between approximately $68,000 and $468,000.

        Effective November 30, 1994, DSI discontinued the Nursery Segment due to significant operating losses incurred by that segment beginning in 1994. The accompanying financial statements for 1994 retroactively reflect management's decision to discontinue this segment and a charge to operations of $3,000,000 for the estimated loss to be incurred in disposing of the segment and the estimated losses incurred from November 30, 1994 through April 6, 1995.

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

        Upon completion of those transactions, an additional charge to operations in 1995 of $2,194,000 was made to reflect revised estimates of the ultimate loss to be incurred in disposing of this segment. The additional charge was primarily due to greater than expected losses from the final wind down of operations of the segment and lower than expected net realized values of property and equipment upon completion of the

     3. DISCONTINUED OPERATIONS (Continued)

     aforementioned transactions. The remaining net liability includes significant amounts owed to numerous creditors as well as the estimated future costs and expenses of disposal. Management is currently of the opinion that if negotiations with such creditors are not successful in settling the segment's obligations DSI will cause the segment to seek protection from the creditors under bankruptcy proceedings. Should such protection be perfected, extinguishment of the liabilities could occur without payment which would result in a significant gain realized in the reversal of the reserve for loss. Management's estimate of the potential gain is between approximately $1,979,000 and $2,862,000.

        There can be no certainty that any or all of the possible gains in the MRI Segment or the Nursery Segment will ever be realized. Their ultimate realization is dependent on a number of factors including, but not limited to, the dissolution of the underlying subsidiaries without liability or payment thereof extending to the continuing operations of the Company, or the extinguishment of existing liabilities under Federal bankruptcy laws. While management believes either of the two courses of action will relieve the segments of their obligations and result in gains, there can be no certainty of such due to potential rights of creditors under applicable state laws and/or the intricacies of meeting the technical requirement of Federal bankruptcy laws. Because of the inherent problems which could arise under either course of action, the outcome is subject to many issues which are outside the control of management and therefore, the amount of liabilities that may be extinguished and the possible resulting gain, if any, that would be recognized is uncertain at this time.

        The consolidated results of operations of the discontinued segments for the year ended November 30, 1995, 1994 and 1993 are as follows:

                                        1995        1994          1993
     Revenues                       $      - -   $11,047,000    $7,811,902
     Costs and expenses                    - -    15,010,702     7,355,000
     Provision for loss on
       disposal                      1,526,060     3,750,000           - -

     Income (loss) before
       income taxes                 (1,526,060)  ( 7,713,702)      459,902

     Provision (credit) for
       income taxes                        - -   ( 1,392,873)      288,926

                                   $(1,526,060) $( 6,320,829)  $   167,976







     3. DISCONTINUED OPERATIONS (Continued)

         The net liabilities of the discontinued operations at November 30, 1995 and 1994 are as follows:

                                                   1995         1994
     Current assets                            $      - -   $ 4,093,000
     Property assets and capital leases               - -     6,906,000
     Other assets                                     - -       167,000
                                                      - -    11,166,000

     Notes payable and capital lease
       obligations                              1,106,207     7,364,417
     Cash overdraft                                   - -       123,000
     Accounts payable and other liabilities     2,253,833     2,499,000
     Estimated loss on disposal of segments       155,000     3,120,000
                                                3,515,040    13,106,417
     Net consolidated liabilities of
      discontinued segments                   $(3,515,040) $( 1,940,417)

      As of January 26, 1996, the subsidiaries of DSI which comprise the discontinued Nursery Segment were defendants in 24 actions seeking payment of past liabilities owed to suppliers, lessors and other creditors of the Nursery Segment. Such actions, in which damages aggregating in excess of $611,000 are sought, have been brought in Dade, Orange, Palm Beach, Lake and Broward counties in Florida. The Nursery Segment does not intend to contest such claims.
                                 4.             SIGNIFICANT OCCURRENCES

        Extraordinary gain - Extinguishment of indebtedness

        Prior to May 1993, the Company's drilling segment's operating subsidiary, Norton, was obligated to a bank under two installment notes, one of which was non-recourse. The notes were collateralized by, among other things, the Company's accounts receivable, inventory, drilling rigs and equipment. In May 1993, the bank accepted $2,825,000 as full and final payment for the outstanding indebtedness to it which aggregated $4,388,098, resulting in a gain on extinguishment of indebtedness of $1,563,098. These notes were paid by $125,000 in cash and by the Company's incurrence of new indebtedness (see Note 7) as follows:


        Two installment notes payable to a bank;
         equal monthly installments of $18,750 plus
         interest at prime plus 3.5%                   $1,400,000






                              F-20
                                 4. SIGNIFICANT OCCURRENCES (Continued)

        Revolving draw note from above bank up to a
         maximum of $500,000 which bears interest
         at prime plus 3.5%                             500,000

        Installment note payable to a bank payable in
         equal monthly installment of $6,083 including
         interest at 8% through October 1998           300,000

        Subordinated convertible notes payable to two
         officers of Norton and stockholders of the
         Registrant in the amounts of $410,000 and $90,000     500,000

                                                            $2,700,000

        Litigation settlement

         Norton was a party in a class action as a plaintiff against certain suppliers to the oil and gas contract drilling industry for alleged price
     collusion in the late 1980's.   In 1994, the action was settled and Norton
     was awarded $233,479 in full and final settlement which was received by Norton in 1995. The accompanying consolidated statements of operations include this settlement in other income for fiscal 1994.

     5. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

         Information relating to uncompleted contracts at November 30, 1995 and 1994 are as follows:

                                                     1995       1994
     Costs incurred on uncompleted
      contracts                                   $ 427,008  $ 843,505
     Estimated earnings on uncompleted
      contracts                                     280,774     68,549
                                                    707,782    912,054
     Less billings to date on uncompleted
      contracts                                     189,253    741,072
                                                  $ 518,529  $ 170,982














     5. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS (Continued)

     Included in the accompanying balance sheets at November 30, 1995 and 1994 are the following captions:


                                                    1995        1994
     Costs and estimated earnings in excess
      of billings on uncompleted contracts       $ 518,529   $ 190,465
     Billings in excess of costs and
      estimated earnings on uncompleted
      contracts                                        - -      19,483

                                                 $ 518,529   $ 170,982


     6. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at November 30, 1995 and 1994:

                                                   1995        1994
          Land                                 $    83,560  $   75,000
          Building                                 182,250      75,000
          Drilling equipment                    10,283,530   9,390,820
          Transportation equipment                 728,109     639,205
          Office furniture and equipment            46,506      41,006
          Oil and gas properties, lease and
            well equipment                         250,618     107,084
          Miscellaneous equipment                   17,583      17,583
                                                11,592,156  10,345,698
          Less accumulated depreciation,
           depletion and amortization            4,181,544   2,891,719

                                               $ 7,410,612 $ 7,453,979

















                              F-22
                                 7. NOTES PAYABLE

     Notes payable consisted of the following at November 30, 1995 and 1994:

                                                   1995          1994
     Demand note payable entered into May,
     1993, in the original amount of
     $1,000,000 with The Plains National
     Bank of West Texas; 34 monthly
     installments of $12,000 including
     interest at 3.5% over the bank's prime
     rate (8.75% at November 30, 1995)
     through March 1996 with remaining
     unpaid principal and interest due at
     maturity, April 1, 1996;
     collateralized by ten drilling rigs,
     accounts receivable and other equipment.   $  640,000   $  784,000

     Demand note payable entered into May,
     1993, in the original amount of $400,000
     with The Plains National Bank of West
     Texas; 34 monthly installments of $6,750
     including interest at 3.5% over the
     bank's prime rate (8.75% at November 30,
     1995) through March 1996 with remaining
     unpaid principal and interest due at
     maturity, April 1, 1996; collateralized
     by three drilling rigs, accounts
     receivable and other equipment.               197,500      278,500

     Demand note payable entered into
     January 6, 1995, in the original amount
     of $350,000 with The Plains National Bank
     of West Texas; 14 monthly installments of
     $4,175 including interest at 3.5% over
     Wall Street Journal prime rate (8.75% at
     November 30, 1995) through March 1996 with
     remaining unpaid principal and interest
     due at maturity, April 1, 1996;
     collateralized by 1,000 shares of Norton
     stock, accounts receivable and certain
     drilling equipment.                           316,600         - -

     Demand note payable entered into
     January 6, 1995, in the original amount
     of $650,000 with The Plains National Bank of West Texas; 14 monthly installments of $7,750 including interest at 3.5% over Wall Street Journal prime rate (8.75% at
     November 30, 1995) through March 1996 with remaining unpaid principal and interest due at maturity, April 1, 1996;


     7. NOTES PAYABLE (Continued)
                                                    1995         1994
     collateralized by 1,000 shares of Norton
     stock, accounts receivable and certain
     drilling equipment.                           588,000          - -

     Line of credit with The Plains National
     Bank of West Texas entered into May, 1993
     with original facility of $500,000. The
     line of credit was renewed and increased
     to $750,000 in April, 1994; monthly
     payments of interest only at the Wall
     Street Journal prime rate (8.75% at
     November 30, 1995) plus 3.5% with unpaid
     principal and interest due at maturity,
     April 1, 1996; collateralized by virtually
     all assets of Norton.                         650,000          - -

     Note payable entered into October, 1993,
     in the original amount of $300,000 with
     South Plains Bank of Levelland, Texas;
     60 monthly installments of $6,083
     including interest at 2% above New York
     prime (8.75% at November 30, 1995),
     collateralized with a first lien on a
     single drilling rig including all
     equipment and revenues derived therefrom
     and a second lien on all other accounts
     receivable, inventory and drilling
     equipment.                                    199,887      248,098

     Uncollateralized financing agreement
     entered into with Transamerica Insurance
     Finance during July 1995 providing
     financing for a portion of Norton's
     insurance premiums totaling $206,140; 9
     monthly payments of $23,616 including
     interest at 7.40%                             115,937          - -

     Note payable entered into June 12, 1995
     in the original amount of $54,900 with
     First State Bank of Hubbard, Texas; 151
     monthly payments of $657 plus interest
     at 10.5% until June 12, 1996. On
     June 12, 1996 and on June 12th of each
     year thereafter the interest rate shall
     be 1.5% over The Wall Street Journal
     prime rate on such date with remaining
     unpaid principal and interest due at



                             F-24
                                7. NOTES PAYABLE (Continued)

                                                    1995         1994
     maturity on June 12, 2008; collateralized
     by a five acre tract in Hockley County,
     Texas                                          53,856          - -

     Subordinated convertible notes payable
     dated May, 1993 to certain officers of
     Norton in the original amounts of
     $410,000 and $90,000 with monthly
     payments of interest at a rate consistent
     with the prime rate of The Plains
     National Bank of West  Texas (8.75% at
     November 30, 1995); principal and any
     unpaid interest due at maturity,
     May 18, 1998. Notes contain certain
     redemption and conversion features. See
     notes 12 and 13 to the consolidated
     financial statements.                         500,000      500,000

     Other notes payable                           163,349      669,256
                                                 3,425,129    2,479,854
     Less current maturities                     2,661,391      892,606

                                                 $ 763,738   $1,587,248


         In addition to the specific collateralization discussed above, the indebtedness to The Plains National Bank of West Texas is further collateralized by a personal guaranty of the Chairman of the Board of DSI and the line of credit is also guaranteed by a corporate guaranty of DSI.

         The weighted average interest rate on short term indebtedness during fiscal 1995 and 1994 was 12.3% and 8.9%, respectively.

         The aforementioned obligations contain a number of representations, warranties and covenants, the breach of which, at the election of the respective lender would accelerate the maturity date of the obligations. The most restrictive covenants include:

     -Maintenance by Norton of a tangible net worth of at least $4,500,000, -Maintenance by Norton of sufficient profitability and cash flow to service the debt obligations to the lender and others as they become due and payable,
     -Norton shall not involve itself in significant capital acquisitions, nor shall it sale, transfer, impair or otherwise encumber underlying collateral without prior written consent of the lender; and
     -Norton shall not pay dividends or make loans to others without prior written consent of the lender.



                             F-25
                                7. NOTES PAYABLE (Continued)

         Norton is in violation of certain covenants of the debt agreements with The Plains National Bank of West Texas. Waiver by the lender of such violations has been received through May 1, 1996. The Company has obtained a 90 day extension on its obligations which originally matured April 1, 1996 and anticipates renewal at the end of the 90 day period. The related obligations have been classified as current liabilities in the 1995 consolidated financial statements.

         Aggregate amounts of annual maturities of notes payable outstanding at November 30, 1995 are as follows:

                                Years Ending
                                November 30,
                                    1996       $2,661,391
                                    1997          112,273
                                    1998          602,747
                                    1999            5,868
                                    2000            3,547
                                  Thereafter       39,303
                                               $3,425,129

8. EMPLOYEE BENEFIT PLANS

     Retirement plans

         Norton has a defined contribution profit sharing plan (the "Plan") which covers all qualified employees. Contributions to the Plan are at the discretion of Norton's Board of Directors. There have been no contributions made to the Plan since its inception on January 1, 1988.

                Health care costs

            Norton maintains a self- insurance program for health care costs. Self-insurance retention is $25,000 per employee and an aggregate of $164,113 per year. Liabilities in excess of these amounts are the responsibility of the co-insurance carrier. Included in accrued expenses at November 30, 1995 and 1994 are the estimated liabilities owned under this self-insurance program in the amount of $15,652 and $18,495, respectively.











                              F-26
9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities consisted of the following at November 30, 1995 and 1994:

                                                     1995       1994
         Payroll payable                           $530,145   $566,368
         Payroll and other taxes payable            137,268    102,965
         Accrued interest                            35,543     25,752
         Estimated workers' compensation
            co-insurance payable                     75,476    159,840
         Estimated employee medical benefits
            co-insurance payable                     15,652     18,496
                                                   $794,084   $873,421


     10.  INCOME TAXES

        The provision for income taxes for the years ended November 30, 1995, 1994 and 1993 consists of the following:

                1995                      1994       1993
     Federal:
        Current                        $     - -  $ 75,000   $( 4,686)
        Deferred income tax
         (benefit)                           - -   (75,000)    10,200
                   - -                      - -      5,514
     State:
        Current                              - -    86,000      5,845
        Deferred                             - -   (76,000)       - -
                   - -                   10,000      5,845
     Total income tax expense          $     - -  $ 10,000   $ 11,359

        The effective income tax rate varies from the Federal statutory rate for the years ended November 30, 1995, 1994 and 1993 as follows:

                1995                         1994        1993
     Statutory tax rate                    (34.0)%     (34.0)%    (34.0)%
     Net operating loss carryforward        16.9         - -     (605.3)
     State and local taxes                   3.0         5.9       98.0
     Amortization of goodwill               11.0        21.7      613.5
     Officer life insurance premiums         2.4          - -       - -
     Cumulative effect of change in
      federal tax law for intangible
      tax deductions                         - -         - -     (608.9)
     Accounting losses for which deferred
      income cannot be recoginzed            - -         - -      659.2
     Inability to utilize operating loss
      carryforward for state income
      tax purposes                           - -        12.3        - -
     Other                                   0.7         - -        - -

     Effective tax rate                     - -%        5.9%      122.5%

                              F-27
                                 10.  INCOME TAXES (Continued)


        As of November 30, 1995, the total deferred tax asset valuation allowance of approximately $3,045,000 was substantially due to net operating loss ("NOL") carryforwards which were not expected to be utilized before the expiration date. Moreover, DSI is unable to determine the amount of benefits that would more likely than not be realized for utilization of these NOL's.

        The tax effect of significant temporary differences representing deferred tax assets and changes therein for continuing operations were as follows:

           December 1,                         November 30,
                                        1994    Net Change      1995

     Deferred tax assets:
      Net operating loss
        carryforward                $1,738,018  $1,935,682  $ 3,673,700

      Accruals related to
        self-insurance                   6,288      24,695       30,983

      State and local tax
        benefit                         34,918  (    5,304)      29,614
                                     1,779,224   1,955,073    3,734,297

     Valuation allowance            (  997,057) (2,048,010)  (3,045,067)

     Deferred tax asset                782,167  (   92,937)     689,230
     Deferred tax liabilities:
       Property and equipment
         basis difference           (  782,167)     92,937   (  689,230)

     Net deferred tax asset         $      - - $       - -   $      - -

     For tax return purposes, DSI had tax NOL carryforwards of approximately $10,805,000 at November 30, 1995. If unused, the aforementioned tax NOL carryforwards will expire in various amounts in years 1998 to 2010.













                              F-28
                                 10. INCOME TAXES (Continued)



        Deferred tax provision (benefit) in 1994 and 1993 results from differences in the recognition of expense for tax and financial statement purposes. The sources of these differences and the tax effect of each are as follows:

              1994                                  1993
     Excess of tax over book depreciation
      and estimated loss on idle equipment      $    51,400   $  60,100

     Accruals related to self-insurance          (    7,700)     16,600

     Excess tax deductible expenses over
       book expenses utilizing cash method
       of reporting for tax purposes             (1,239,100)    234,800

     Estimated loss on disposal of segments      (1,275,000)        - -

     Cumulative effect of change in federal
       tax law for intangible tax deductions            - -    ( 36,300)

     Benefit of utilization of operating
       loss carry forwards                              - -         - -

     Reserve for operating loss future tax
       benefit                                    1,087,500         - -

          $(1,382,900)                            $ 275,200


     11. MAJOR CUSTOMERS

         For the year ended November 30, 1995, Norton had two customers who accounted for approximately 44% of consolidated operating revenues. For the year ended November 30, 1994, Norton had two customers who accounted for approximately 36% of consolidated operating revenues. For the year ended November 30, 1993, Norton had three customers who accounted for approximately 45% of consolidated operating revenues.

     12. RELATED PARTY TRANSACTIONS

         In April, 1993, an officer of Norton advanced $36,000 for the purchase of certain machinery which was pledged as collateral for the loan. The loan was repaid in seven monthly principal payments of $3,000 with final payment in November 1993 of $15,000. During 1993 interest paid on this indebtedness was $1,891. During May, 1993 this officer advanced an additional $90,000 to Norton, bearing interest



                              F-29

      12. RELATED PARTY TRANSACTIONS (Continued)

     equal to the entities primary lending institution's prime rate. Interest charged to operations on the note payable was $8,841, $5,393 and $4,890 in 1995, 1994 and 1993, respectively.

         In April, 1989, an officer/stockholder of DSI advanced Norton $225,000 in the form of an unsecured demand note with interest payable monthly at prime which was exchanged on February 8, 1992 for an installment note with interest payable at 1% over prime. The note was payable in equal monthly installments of $6,250 through November 1994.
     In conjunction with Norton's debt restructuring in May 1993, this officer advanced Norton $410,000, and the then remaining unpaid $125,000 of the prior installment note was repaid in full. Interest charged to operations on the note payable was $40,275, $30,186 and $17,842 in 1995, 1994 and
     1993, respectively. This note, as well as the $90,000 note in the preceding paragraph, is convertible into DSI's common stock at $0.44 per share for an aggregate 1,136,364 shares of DSI's common stock.

         Four officers of Norton have ownership interests in an entity from which Norton acquired drilling rig machinery at a cost of $98,207 and $125,464 in 1994 and 1993, respectively. On December 6, 1993 this entity loaned Norton $62,000 which was repaid on January 13, 1994 along with accrued interest in the amount of $239.

         The spouse of a director of DSI owns a business which charged
     Norton $11,856 for furniture, fixtures and carpeting which was installed in Norton's new general offices in 1994.

         In the year ended November 30, 1995, three officers and a corporation owned by an officer of the Drilling Segment, along with the Drilling Segment, participated in a joint venture in three wells. The joint venture contracted with Norton to drill and equip the three wells and incurred costs totalling approximately $716,000 through November 30, 1995. Each joint venture participant was liable for their pro rata share of the costs incurred. Norton's share was approximately $200,000. The aggregate costs to be borne by the four related parties mentioned above was approximately $79,000 of which approximately $11,000 was outstanding at November 30, 1995.

13.  COMMON STOCK

     Merchant bank agreement

         Pursuant to a June 1989 agreement between a merchant banking firm, a principal of the merchant banking firm and DSI, the principal became CEO of DSI for which the merchant banking firm received an option to acquire 3,857,142 shares of DSI's common stock at $.21875 per share
     ($843,750).   On February 28, 1991, the merchant banking firm's option was increased by 682,858 shares at $0.66 per share in compliance with the
     anti-dilutive provisions of the original agreement.   The increase in the


                              F-30
     13.  COMMON STOCK (Continued)

     shares under option to the firm was precipitated by the issuance of the
     shares DSI issued in common stock in acquiring the nursery segment.   On
     December 11, 1991, the agreement was retroactively amended to curtail the anti-dilutive provisions of the original agreement as of March 1, 1991.

         The number of shares under option outstanding was 4,540,000 at
     December 1, 1991 with an aggregate exercise price of $1,294,436.   From
     January 17, 1992 through March 23, 1992 the banking firm exercised 3,638,250 shares under option. Prior to the option exercise, DSI in January 1992 filed a form S-3 with the Securities and Exchange Commission which registered the 4,540,000 shares under option. Subsequent to the exercise of 3,638,250 shares, the merchant banking firm deregistered the remaining 901,750 shares subject to option which had previously been registered. In 1994 the banking firm exercised 27,000 shares under option for $5,907. The principal resigned as CEO and Director of DSI effective September 1, 1993 and the agreement was terminated between the parties.
     A provision of the termination was to extend the expiration of the options to December 31, 1994 at the identical price per share at which date the unexercised option to acquire 874,750 shares expired. At November 30, 1994, the number of shares under option outstanding was 874,750 shares with an aggregate price of $492,662. There were no remaining options exercised during 1995 and all options expired during 1995.

     1989 stock option plan

         In June 1989, the stockholders approved the Company's 1989 stock option plan (the "Plan"). The Plan provides for the granting of an aggregate of 500,000 qualified and non-qualified options to employees, officers, and directors of DSI, including those directors and consultants who are not employees of DSI.

         The first options were granted under the plan on May 19, 1993.
     The number of shares under options granted was 264,000 at $0.406 per share ($107,184 in the aggregate) which was the fair market value as of the date granted. The options were granted to employees of DSI and its subsidiaries (224,000 shares) and to two non-employee directors (20,000 shares each). On August 27, 1993 three non-employee directors each received options to acquire 10,000 shares each under the plan at $0.391 per share ($11,730 in the aggregate) which was the fair market value at that date. None of the options were exercised or canceled under these grants through November 30, 1995. The options expire in December 1998.

        The following table contains information on stock options for the year ended November 30, 1995, 1994 and 1993.

                1995                        1994      1993

     Options outstanding at beginning
       of year ($.391 to $.406 per
       share)                             294,000    294,000         - -

     Options granted ($.391 to $.406
       per share)                             - -        - -     294,000
     Options outstanding at end of
       year                               294,000    294,000     294,000

        SFAS 123, " Accounting for Stock-Based Compensation" which was issued in 1995 is not effective until fiscal year 1997. The Statement defines a fair value based method of accounting (i.e., using an option pricing model such as Black-Scholes) for employee stock options or similar equity instrument plans, but also allows an entity to measure compensation costs for those plans using the intrinsic value (the amount by the amount by which the market price of the underlying stock exceeds the underlying price of the option) based method accounting as prescribed by Accounting Principles Board Opinion No. 25. The Company plans to continue using the intrinsic value based method.

     Warrants

        DSI engaged a financial public relations firm on September 17, 1992 to enhance communications with the financial community, the media and shareholders. In consideration of these services the consultant received an aggregate amount of $24,000 payable over twelve months beginning October 1, 1992. In addition, the consultant received a warrant to purchase two hundred thousand (200,000) shares at $.66 per share for a two year period through September 30, 1994. The warrant holder did not acquire any shares under the warrant and it expired by its terms.

     Stock issuance

        On October 3, 1995, DSI issued 1,083,096 shares of its common stock at $0.125 per share to a corporation owned by two directors/officers of DSI and their spouses in satisfaction of an indebtedness of the Nursery Segment of $135,387.

     Subordinated convertible notes payable

        In conjunction with the extinguishment of indebtedness by DSI's drilling segment subsidiary, two officers of the subsidiary (one of whom is DSI's Chairman, President and Chief Executive Officer) purchased at par the subsidiary's subordinated convertible notes in the aggregate amount of $500,000. The notes are convertible into the DSI's common stock at $.44 per share for a total of 1,136,363 shares. The officers may, at their option, convert any multiple of $1,000 of the note into shares at
     any  time. The conversion option terminates when the note is paid.   The
     note is due and payable on May 18, 1998.

     Sale of securities

        In May 1994, DSI issued 165,019 shares of its common stock for the purpose of acquiring the remaining 10% interest in Lobell. DSI also acquired cash and accounts receivable from the seller in the amount of $178,064.

     14.  COMMITMENTS AND CONTINGENCIES

     Leases

        Norton entered into a five year noncancellable operating lease for
     its general office space in May 1994.   Previously, Norton rented its
     office space on a month to month basis.  Norton also leases storage
     space  in Texas and Wyoming on month to month leases.   Rent expense
     charged to operations under operating leases amounted to $46,727, $40,522 and $40,074 in 1995, 1994 and 1993, respectively.

        Minimum future lease payments under operating  leases are as follows:
      Years Ending            Operating
      November 30,             Leases
          1996                $ 44,000
          1997                  44,000
          1998                  44,000
          1999                  18,333
                              $150,333

     Letters of credit

        As of November 30, 1995, Norton is contingently liable under four irrevocable letters of credit in the amount of $331,376.

     Employment contracts

        In January 1992, DSI agreed to retain a former officer/director as a consultant to the MRI Segment. The consultant's fees charged to operations were $20,000 in each of the two years ended November 30, 1994 and 1993. The agreement terminated on December 31, 1994 resulting in no related fees for the year ended November 30, 1995.

        In connection with the acquisition of Norton, DSI entered into employment agreements with four employees of Norton were still employed at November 30, 1995. In addition to the applicable base salaries payable under each employment agreement, the four employees can allocate among themselves an aggregate of $50,000 in additional compensation each year over the total compensation paid to such employees as a group during the prior year. Pursuant to these employment agreements, the employees agreed not to compete with Norton for a five year period. On December 1, 1995, DSI, through its subsidiary, Norton, renewed the five year employment contracts with these four employees. The new contracts provide for salaries of $104,500 to each employee with all other provisions of the previous agreements remaining the same.

     Litigation

        Norton was involved in a class action lawsuit alleging price collusion arrangements with certain vendors of the Company in the late 1980's.This action was settled in 1994 and Norton was awarded a settlement totaling $233,479. The amount which was received in 1995 is included in other income in the statement of operations for the year ended November 30, 1994.

        DSI is a named defendant, as guarantor of a lease obligation, in a lawsuit commenced by Colonial Pacific Leasing Corp. in the 11th Judicial Circuit in Dade County, Florida against its wholly-owned subsidiary Sunny's Plants, Inc. Summary judgment in excess of $363,000 was granted in favor of Colonial Pacific Leasing Corp. on November 15, 1995.

        Amoco Production Company commenced a legal action against Norton in connection with services rendered in 1993 and 1994. The action was brought in District Court in Hockley County, Texas on April 6, 1995 and seeks damages in the amount of $284,000. Norton has filed a countersuit. Management believes that the allegations made by Amoco Production Company are without merit and intends to prosecute its defense and counterclaims vigorously.

        The Company is also involved in various other routine litigation incident to its business. In the Company's opinion, none of these proceedings will have a material adverse effect on the Company.

                                                            Contingencies

        DSI's drilling and oil and gas exploration and production operations are subject to inherent risks, including blowouts, cratering, fire and explosions which could result in personal injury or death, suspended drilling operations, damage to or destruction of equipment, damage to producing formations and pollution or other environmental hazards. As a it is adequately insured for public liability and property damage to others with respect to its operations. However, such insurance may not be protection against these hazards, Norton maintains general liability insurance coverage of $1,000,000 per occurrence with excess liability and umbrella coverages up to $5,000,000 per occurrence. Management believes sufficient to protect the Company against liability for all consequences of well disasters, extensive fire damage or damage to the environment. DSI also carries insurance to cover physical damage to or loss of its rigs; however, it does not carry insurance against loss of earnings resulting from such damage or loss. The Company's lenders which have a security interest in the drilling rigs are named as loss payees on the physical damage insurance on such rigs. The Company has never been fined or incurred liability for pollution or other environmental damage in connection with its operations.

     15. CONCENTRATIONS OF CREDIT RISK

        Financial instruments which potentially subject DSI to concentrations of credit risk consist primarily of demand deposits, temporary cash investments and trade receivables.

        Management believes that it places its demand deposits and temporary cash investments with high credit quality financial institutions. DSI was not subject to concentrations of credit risk relative to its demand deposits and temporary cash investments as of November 30, 1994. DSI's demand deposits and temporary cash investments consisted of the following at November 30, 1995.

        Deposit in FDIC insured institutions under $100,000   $ 110,970
        Deposit in FDIC insured institutions over $100,000      203,656
           314,626
        Less outstanding checks and other reconciling items     (31,571)
        Cash and cash equivalents                              $283,055

        Concentrations of credit risk with respect to trade receivables are primarily focused on contract drilling receivables. The concentration is mitigated by the diversification of customers for which the Company provides drilling services. No significant losses from individual contracts were experienced during the years ended November 30, 1995 and 1994. Included in general and administrative expense for the periods ended November 30, 1995 and 1994 are provisions for doubtful receivables of $85,375 and $8,336, respectively.


     16. DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

        At November 30, 1995, the carrying value of the Company's financial instruments, which primarily include notes payable, approximate fair value in management's opinion because of the frequency of their repricing.


                              F-35
                                 Exhibit 10.30

     EMPLOYMENT AGREEMENT

        EMPLOYMENT AGREEMENT (the "Agreement") dated as of December 1, 1995, between Norton Drilling Company, a Delaware corporation (the "Company") and J.P. Rose, and individual residing at 1911 Ave. H, Levelland, Texas ("Employee").

        WHEREAS, DSI Industries, Inc. ("DSI") owns all the issued and outstanding capital stock of the Company; and

        WHEREAS, the Company owns and operates an on-shore, contract oil and gas drilling business; and

        WHEREAS, the Employee desires to continue to make the benefits of his experience, business relationships and contacts and expertise available to the Company and the Company desires to employ Employee on the terms and conditions hereinafter set forth;

        NOW, THEREFORE, in consideration of the mutual premises and covenants contained herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged and confirmed, the parties hereto agree as follows:

        1. Employment. The Company hereby agrees to employ the Employee for the Term (as defined in Section 2 hereof) to render services to the Company on the terms and conditions hereinafter set forth, and the
     Employee hereby accepts such employment.   The Employee's principle place
     of employment shall be at the Company's offices in Lubbock, Texas or such other location as the Employee shall expressly consent to in writing, subject to such reasonable travel as the rendering of the services hereunder may require.

        2. Term. The term of the Employee's employment hereunder shall commence on the date hereof and expire on November 30, 2000, subject to earlier termination thereof pursuant to the provisions of Section 10(a) hereof (the employee's employment term as so subject to early termination is herein referred to as the "Term").

        3. Offices and Duties.   The Employee agrees to hold such offices
     and to perform such duties as may be from time to time determined by the
     Board of Directors of the Company   (the "Board of Directors"),   provided
     that such duties shall be commensurate with the office held by the Employee.

        4. Extent of Services.   The Employee agrees that he shall
     faithfully, diligently and conscientiously devote his energies, skills and experience to the discharge of his duties and responsibilities hereunder.
      To this end, the Employee agrees that during the Term he shall devote substantially all his business time and attention to the business and affairs of the Company.

        5.Compensation.

        (A) Salary. As compensation for services to be rendered pursuant to this Agreement, the Company shall pay the Employee a salary at the rate of $104,500 (the "Annual Salary") per annum during the Term hereof, payable in accordance with the eh payroll policies of the Company as from time to time id effect. It is agreed that the amount of the Annual Salary may be increased from time to time by the Board of Directors.

        (B) Expenses.  Subject to such policies as may from time to time be
     established by the Board of Directors,   The Company shall pay  or
     reimburse the Employee for all reasonable expenses actually incurred or paid by the Employee during the Term in the performance of the Employee's services hereunder.

        (C) Withholding. In making all payments pursuant to this Section 5, the Company may withhold such taxes and other charges as may be required to be withheld by applicable law or regulation.

        6. Benefits.   The Employee shall be entitled to and shall receive
     benefits under any health, accident or disability insurance programs and other employee benefit plans, including profit sharing plans, which the Company may from time to time during the Term maintain for the benefit of its executive employees and in particular shall be entitled to receive the benefits listed on Schedule 6 hereto.

        7. Vacations. The Employee shall be entitled to vacations (taken consecutively or in segments) during the Term, aggregating four (4) weeks in any calendar year of the Term, during which time all compensation hereunder shall be paid in full.

        8. Insurance. The Employee agrees to cooperate and do whatever is reasonably necessary or appropriate to enable the Company, if the Company in its sole discretion so desires, to obtain key person insurance with respect to the Employee.


        9. Negative Covenants.

        (a) Covenants Against Competition. Except as set forth on Schedule 9(a) hereto, from the date hereof through November 30,2000 (the "Restricted Period"), the Employee shall not, directly or indirectly (i
     ) engage in any  business that competes with the business of the Company;
     (ii) render any services to any person or entity for use in competing with the business of the Company; (iii) own any interest in any entity engaged in any business that competes with the business of the Company; and./or
     (iv) interfere with business relationships (whether formed heretofore or hereafter) between the Company and customers or suppliers of the Company.

        (b)Confidentiality.  The Employee acknowledges that the Company's trade secrets and proprietary information and processes, as they may exist from time OT tome, are valuable, special and unique assets of the Company's business, access to and knowledge of which are essential to the
     performance of the Employee's duties hereunder.   The Employee will not
     during the Restricted Period disclose, in whole or in part, such secrets, information or processes to any person, firm, corporation, association or other entity; provided, that after the Tern, the restrictions contained in this Section 9 (b) shall not apply to such secrets, information or processes which are then in the public domain (so long as the Employee was not responsible, directly or indirectly, for such secrets, information or
     processes entering the public domain).    The Employee agrees to hold as
     confidential all memoranda, books, papers, letters, formulas and other data, and all copies thereof and therefrom, in any way relating to the Company's business or affairs and at the end of the Term, or on demand at any time of the Company, to deliver same to the Company.

        (c ) No Solicitation.   The Employee agrees that during the
     Restricted Period, he shall not, directly or indirectly, employ, solicit for employment or otherwise affiliate with, or advise or recommend to any other person or entity that such person or entity employ, solicit for employment or otherwise affiliate with, any officer or director of the Company or any affiliate or the Company or any employee of the Company or any such affiliate, including, but not limited to, all employees involved n the maintenance, repair or operation of the Company's drilling rigs.

        ( d) Specific Performance.   If the Employee breaches or threatens
     to commit a breach of any of the provisions of this Section 9, the Company shall have the right and remedy to have the covenants contained in this
     Section 9 specifically enforce by any court having equity jurisdiction, it being acknowledged and agreed that any such breach or threatened breach will cause irreparable injury to the Company and that money damages will not provide adequate remedy to the Company.

        10. Termination.

     (a) By the Company.   The Company may  terminate the Employee's
     employment pursuant to this Agreement prior to the expiration of the Term only upon the occurrence of one or more of the following events:

        (i) the Disability (hereinafter defined) of the Employee;
        (ii) the conviction of the Employee of any felony involving dishonest conduct or moral turpitude;
        (iii) the willful or wanton misconduct of the Employee in connection with the performance of his duties hereunder which conduct has an adverse affect on the business and affairs of the Company; or
        (iv) the Employee's breach of any material provision of this Agreement.

        Notwithstanding anything contained herein, the Company  may terminate this agreement pursuant to Section 10(a) (iii) or 10 (a) (iv) above unless the Company shall have provided Employee with written notice of the alleged misconduct or breach, and such misconduct or breach shall
     not have been cured,   or, if not curable, shall be continuing and shall
     not have ceased, within ten days of the Employee's receipt of such notice.

        As used in this Section 10 (a), the term "Disability" shall mean, with respect OT the Employee, that due to physical or mental infirmity, whether total or partial, the Employee is unable to substantially perform his duties hereunder for a period of 180 consecutive days.

          (b) Employee's Death.    This Agreement, including all the
     Employee's unaccrued entitlements to compensation hereunder, shall automatically terminate upon the death of the Employee.

          ( c) Effect of Termination.   In the event of any termination of
     this Agreement pursuant to Section 10 (a), this Agreement shall be null and void and have no further force or effect except that Sections 9, 11, 13, 14 and 15 shall survive any such termination and any accrued obligations shall be paid by the Company.


        11. Governing Law. This Agreement shall be governed by the laws of the State of Texas, without giving effect to the principles of conflict of law.

        12. Counterparts.     This Agreement may  be executed in one or more
     counterparts, each of which shall be deemed an original, but all of which taken together shall constitute one and the same instrument.

        13. Severability.     Whenever possible, each provision of this
     Agreement shall be interpreted in such a manner to be effective and valid under applicable law, but if any provision of this Agreement shall be prohibited by or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or any other provisions of
     this Agreement.   In particular, the parties hereto acknowledge and agree
     that the covenants contained herein are reasonable in all respects and if any court determines that nay of the covenants contained herein, or any part thereof, is invalid or unenforceable, the remainder of this Agreement shall not thereby be affected and shall be given full effect, without regard to the invalid portions.

        14.  Waiver and Amendments.  This Agreement may be amended, modified, superseded, canceled, renewed or extended and the terms and conditions hereof may be waived, only by a written instrument signed by
     the parties hereto.   No delay on the part of any  party  in exercising
     any right, power or privilege hereunder, preclude any other further exercise thereof or the exercise of any other right, power or privilege
     hereunder.   The rights and remedies herein provided are cumulative and are not exclusive of any rights or remedies which any party may otherwise have at law or in equity.

        15.  Notices, etc.    Any notice, request, instruction or other
     document to be given hereunder by any party to the other shall be in writing and delivered personally or sent by registered or certified mail, postage prepaid, return receipt requested, or by a reputable overnight courier, if to Company, addressed to Company at 5211 Brownfield Hwy., Suite 230, Lubbock, Texas 79407, Attention: Mr Sherman H. Norton, Jr. with a copy to Michael B. Solovay, Esq., Solovay, Marshall & Edlin, P.C., 845 Third Avenue, New York, New York 10022; and if to Employee, addressee to Employee at 5211 Brownfield highway, Suite 230, Lubbock, Texas 19497, with
     a copy to                                      , or to such other persons
     or addresses as may be designated in writing by the party to receive such
     notice.   Notices  shall be deemed given when received.


         IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the date and year first above written.


     NORTON DRILLING COMPANY
     (a Delaware corporation)


     By:

     Name:

     Title:


                          (Employee)
                   EMPLOYMENT AGREEMENT
                          SCHEDULE 6



     1. Medical insurance including payment of dependent coverage and any and all benefits thereunder.

     2. Use of company   vehicles.

     3. The Company's Injury and Disease Plan.

     4. One paid physical each year of the Term.

     5. Lubbock Club membership.

     6. Spouse's expenses on business trips.

     7. Season ticket to football and basketball games.

     8. Preparation of tax returns for personal and business purposes and related bookkeeping.

                   EMPLOYMENT AGREEMENT
                           SCHEDULE 9 (a)



     1. Ownership of stock in Rose Equipment Company.

     2. Investments in wells in which the Employee possesses an interest.

     3. In addition to any other items listed in this Schedule 9 (a), the ownership of securities of any entity engaged in any business otherwise prohibited under Section 9 (a) (iii) shall be permitted if such securities constitute less that 3% of the outstanding capital stock thereof.