Form 10-Q
period 1996-08-31
DSI INDUSTRIES INC
filed 1996-10-15
CIK 806850

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549



(Mark one)                          FORM 10-Q


    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


         For the Quarterly Period Ended August 31, 1996

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


             Class                         Outstanding at October 8, 1996
Common stock, par value $.01 per share                  22,610,269 shares

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

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations...................................................13

Part II - Other Information ............................................15

Item 6. Exhibits and Reports on Form 8K.................................15

Signatures .............................................................16

                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

   The following financial statements include all adjustments which in managements' opinion are necessary in order to make the financial statements not misleading.
              DSI INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                                                  August 31,      November 30,
                                                    1996              1995
Current assets:
   Cash and cash equivalents                    $   419,388        $   283,055
   Accounts receivable, trade, less allowance
     for doubtful accounts of $90,000             2,877,800          2,171,187
   Costs and estimated earnings in excess of
     billings on uncompleted contracts            1,363,591            518,529
   Insurance proceeds recoverable                       - -            682,661
   Prepaid expenses and other current assets        326,097            233,007

        Total current assets                      4,986,876          3,888,439

Property and equipment, at cost, net of
   accumulated depreciation                       7,702,616          7,410,612
Goodwill, net of accumulated amortization         1,436,142          1,507,587
Security deposits                                   128,991            197,745
Other assets                                            - -                 78

        Total assets                            $14,254,625        $13,004,461

Current liabilities:
   Current maturities of notes payable          $   724,324        $ 2,661,391
   Accounts payable                               3,925,904          3,957,514
   Accrued expenses and other current
     liabilities                                    971,258            794,084
   Net liabilities of discontinued operations     1,360,033          3,515,040

        Total current liabilities                 6,981,519         10,928,029

Notes payable, less current maturities            3,521,939            763,738

Commitments and contingencies                           - -                - -

Stockholders' equity:
   Common stock-par value $.01; authorized-
     100,000,000 shares, issued-23,693,365,
     outstanding-22,610,269 and 23,693,365
     shares, respectively                           236,934            236,934
   Additional paid-in capital                     9,718,928          9,718,928
   Accumulated deficit                           (6,118,047)        (8,643,168)

                                                  3,837,815          1,312,694
   Less treasury stock, at cost                  (   86,648)               - -

   Total stockholders' equity                     3,751,167          1,312,694

   Total liabilities and stockholders' equity   $14,254,625        $13,004,461


The accompanying notes are an integral part of these unaudited consolidated financial statements.


                DSI INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)



                            For the nine months ended For the three months ended
                             August 31,   August 31,     August 31,  August 31,
                                1996        1995            1996        1995

Operating revenues:
 Contract drilling revenues   $18,536,171  $15,206,741   $7,293,643 $ 5,675,166
 Other                             48,996       15,733        2,262      10,483

   Total operating revenues    18,585,167   15,222,474    7,295,905   5,685,649

Operating costs and expenses:
 Direct drilling costs         16,241,816   13,519,801    6,469,033   4,871,519
 General and administrative       806,118      612,420      258,771     221,340
 Depreciation, depletion and
  amortization                    962,253      880,987      320,751     293,663
 Other                             13,229      149,617        4,159     124,381

 Total operating costs and
   expenses                    18,023,416   15,162,825    7,052,714   5,510,903

     Operating income             561,751       59,649      243,191     174,746

Other income (expense):
 Net gain on sale of assets       123,801      101,813       11,520      88,029
 Interest expense             (   275,438)  (  274,829)  (   80,379) (  108,610)

 Total other expense, net     (   151,637)  (  173,016)  (   68,859) (   20,581)

Income (loss) before provision for
 income taxes                     410,114   (  113,367)     174,332     154,165

Income tax provision (credit)         - -   (   15,186)         - -      47,809

Income (loss) from continuing
 operations                       410,114   (   98,181)     174,332     106,356

Gain on disposal of certain
 discontinued operations        2,115,007          - -    2,115,007         - -


Net income (loss)             $ 2,525,121  $(   98,181)  $2,289,339 $   106,356


Per share data:
 Income (loss) from continuing
  operations                        $0.02       $(0.00)       $0.01       $0.00

 Gain on disposal of certain
  discontinued operations            0.09          - -         0.09         - -

 Net income (loss)                  $0.11       $(0.00)       $0.10       $0.00

Weighted average number of
 common shares outstanding     23,350,713    22,610,269  22,669,133  22,610,269




 The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  DSI INDUSTRIES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               (Unaudited)



                                                                  Retained
                                                    Additional    Earnings\
                                 Common Stock         Paid in     Accumulated
                               Shares   Par Value     Capital       Deficit

Balance, November 30, 1994  22,610,269   $226,103   $9,594,372    $(6,248,784)

Net loss for the nine
 months ended August 31,
   1995                            - -        - -          - -     (   98,181)

Balance, August 31, 1995    22,610,269   $226,103   $9,594,372    $(6,346,965)

Balance, November 30, 1995  23,693,365   $236,934   $9,718,928    $(8,643,168)

Purchase of 1,083,096
  shares of treasury stock         - -        - -          - -            - -

Net income for the nine
 months ended August 31,
   1996                            - -        - -          - -      2,525,121

Balance, August 31, 1996    23,693,365   $236,934   $9,718,928    $(6,118,047)


                                              Total
                              Treasury     Stockholders'
                               Stock           Equity

Balance, November 30, 1994 $      - -        $3,571,691

Net loss for the nine
 months ended August 31,
   1995                           - -         (  98,181)

Balance, August 31, 1995   $      - -        $3,473,510

Balance, November 30, 1995 $      - -        $1,312,694

Purchase of 1,083,096
  shares of treasury stock  (  86,648)       (   86,648)

Net income for the nine
 months ended August 31,
   1996                           - -         2,525,121

Balance, August 31, 1996   $(  86,648)       $3,751,167









 The accompanying notes are an integral part of these unaudited consolidated financial statements.


                  DSI INDUSTRIES, INC.  AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                            For the nine months ended For the three months ended
                              August 31,   August 31,    August 31, August 31,
                                 1996         1995          1996       1995

Cash flows from operating activities:
 New income (loss)            $2,525,121 $(   98,181)  $ 2,289,339  $   106,356
 Adjustments to reconcile net
  income (loss) to net cash used
  in operating activities of
  continuing operations:
   Gain on disposal of certain
    discontinued operations   (2,115,007)        - -    (2,115,007)         - -
   Depreciation, depletion and
    amortization                 962,253     880,987       320,751      293,663
   Net gain on sale of assets (  123,801) (  101,813)   (   11,520)  (   88,029)
Increase (decrease) in cash flows
  as a result of changes in operating
   asset and liability account balances:
 Accounts receivable-trade    (  706,613)    275,919       326,935   (  108,125)
 Insurance proceeds recoverable  682,661         - -        21,477          - -
 Litigation proceeds recoverable     - -     233,479           - -          - -
 Net costs and estimated earnings
  in excess of billings on uncompleted
   contracts                  (  845,062) (  562,129)   (  878,755)  (  386,663)
 Prepaid expenses and other current
  assets                          90,330  (  401,373)   (   35,082)  (  584,798)
 Refund of deposits and other
  assets                          68,832      36,202        34,454          - -
 Accounts payable             (   31,610) (  587,540)      107,644      516,431
 Accrued expenses and other current
  liabilities                    177,174  (  117,598)       44,170   (   51,323)

  Net cash provided by (used in)
   continuing operations         684,278  (  442,047)      104,406   (  302,488)
  Net cash used in discontinued
   operations                 (   40,000) (  149,464)   (   40,000)      30,536

  Net cash provided by (used in)
   operating activities          644,278  (  591,511)       64,406   (  271,952)

Cash flows from investing activities:
 Proceeds from sale of property
  and equipment                  230,749     101,813        14,356       88,029
 Acquisition of property and
  equipment                   (  963,381) (  776,020)   (  418,064)  (  162,991)

  Net cash used in investing
   activities                 (  732,632) (  674,207)   (  403,708)  (   74,962)

Cash flows from financing activities:
 Proceeds from notes payable   1,503,300   1,412,000     1,387,300      459,734
 Proceeds from (repayments of)
  revolving line of credit,
    net                       (  650,000)    345,000    (  475,000)  (  300,000)
 Repayments of notes payable  (  541,965) (  518,884)   (  248,094)  (  207,769)
 Purchase of treasury stock   (   86,648)        - -    (   86,648)         - -

  Net cash provided by (used in)
    financing activities         224,687   1,238,116       577,558   (   48,035)

The accompanying notes are an integral part of these unaudited consolidated financial statements.


                  DSI INDUSTRIES, INC.  AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                (Continued)


                            For the nine months ended For the three months ended
                              August 31,  August 31,    August 31,   August 31,
                                1996         1995          1996         1995

  Net increase (decrease) in cash
   and cash equivalents         136,333  (    27,602)     238,256    (  394,949)

Cash and cash equivalents at
  beginning of period           283,055       76,342      181,132       443,689

Cash and cash equivalents at
  end of period             $   419,388  $    48,740  $   419,388   $    48,740





Supplemental disclosures of cash flows information:

 Cash paid (received) during the period:

  Interest                  $   276,980  $   258,818  $    98,456   $   153,266

  Income taxes              $     1,349  $    20,035  $(   11,787)  $     2,035



 Supplemental Schedule of Non-cash Investing and Financing Activities:

The Company acquired property and equipment in connection with capital lease arrangements in the following amounts:

                            $   343,049  $   125,265  $   239,749    $      - -



















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

        The accompanying consolidated financial statements reflect a working capital deficiency of approximately $1,995,000 at August 31, 1996 of which approximately $635,000 is attributable to DSI and its remaining operating subsidiary, Norton Drilling Company ("Norton"). The estimated liabilities of the discontinued segments exceed the assets of these segments by $1,360,033. DSI is a holding company and accordingly does not generate operating revenues. All costs and expenses of DSI have previously been funded by charging the operating segments management fees. As management fees have diminished due to the discontinuance of the aforementioned segments, DSI will require increased funding from Norton for its expenses as well as the extinguishment of the liabilities of the discontinued segments.

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

        These conditions, among others, raise substantial doubt about DSI's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should DSI be unable to continue as a going concern.
   2. PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

        In the opinion of the Company, the accompanying consolidated balance sheet as of August 31, 1996 and the condensed consolidated statements of operations, stockholders' equity, and cash flows for the nine and three months ended August 31, 1996 and 1995 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of August 31, 1996, the results of operations and cash flows for the nine and three months ended August 31, 1996 and 1995. Certain reclassifications have been made to the 1995 statements of operations and cash flows in order for them to conform to the 1996 presentation. The accompanying consolidated balance sheet as of November 30, 1995 is presented herein as unaudited, inasmuch as such balance sheet was prepared from the balance sheet set forth in the audited consolidated financial statements and does not reflect all disclosures and footnotes contained in those audited consolidated financial statements.

     The results of operations for the nine and three months ended August 31, 1996 are not necessarily indicative of the results of operations for the entire year.

   3. NET INCOME PER COMMON SHARE

     The computation of net income (loss) per common and common equivalent share for the nine and three months ended August 31, 1996 and 1995 is based upon the weighted average number of outstanding common shares. Common stock equivalents were not used in the computation as they were not dilutive in either period. Fully diluted earnings per common share, which assumes the conversion of the dilutive effect of stock options at August 31, 1996 and 1995 were not dilutive.

   4. DISCONTINUED OPERATIONS

     On August 18, 1994, DSI discontinued the MRI Segment due to recurring losses experienced by the segment. Accordingly, management estimated future costs and expenses to dispose of the segment resulting in a $750,000 charge to operations in fiscal 1994. During 1995, certain assets and liabilities considered in management's previous estimate were either foreclosed, garnished or confiscated resulting in full or partial extinguishment of the underlying liabilities. As a result, management revised its initial estimate to consider final settlement of remaining obligations of the segment. Such revisions resulted in a $668,200 credit to the provision for loss for the discontinued segment. The remaining net liabilities of the segment relate to claims filed by the segment's former landlord for past due rent and obligations remaining under a capital lease obligation. Management is currently of the opinion that if negotiations with the remaining creditors, principally consisting of the former landlord and lessor, are not successful in settling their obligations, DSI will cause the segment to seek protection from the creditors under bankruptcy proceedings. It is possible that final settlement will result in the payment of amounts significantly less than amounts currently recorded as liabilities which would result in a significant gain realized in the reversal of such recorded liabilities. Management's estimate of the potential gain is between approximately $68,000 and $468,000.





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

     In August, 1995 the Nursery Segment and DSI entered into agreements with two of its secured creditors, both of whom are banks, and an unrelated third party (purchaser) in which the purchaser acquired the collateralized debt of one bank and immediately foreclosed on the debt. The segment surrendered to the purchaser all of the assets collateralizing this indebtedness on September 6, 1995. The purchaser took title to assets with a basis of $4,265,000, before the 1994 writedown to net realizable value, in exchange for extinguishment of $1,293,000 in collateralized debt plus assumption by the purchaser of a $330,000 note payable and the purchaser's guarantee to indemnify the segment and DSI for its liabilities to certain other creditors in an amount not to exceed $404,000. The bank has released DSI from its guarantee of this obligation.

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

     Upon completion of those transactions, an additional charge to operations of $2,194,000 was made to reflect revised estimates of the ultimate loss to be incurred in disposing of this segment. The additional charge was primarily due to greater than expected losses from the final wind down of operations of the segment and lower than expected net realized values of property and equipment upon completion of the aforementioned transactions. The remaining net liability includes significant amounts owed to several creditors as well as the estimated future costs and expenses of disposal.

   On June 6, 1996, the Company effected the closing of a Stock Purchase and Settlement Agreement, by and between certain of the Company's former directors and a corporation owned by these former directors and the Company and all of its direct and indirect wholly-owned subsidiaries. The agreement in part provided for indemnification to the Company from the former directors for tax claims amounting to approximately $280,000. The Company delivered $30,000 to be used to assist in the resolution of these tax claims. The net effect of this transaction is included in operations under the heading "gain on disposal of certain discontinued operations".

           DSI INDUSTRIES, INC. AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

                          (Continued)

   4. DISCONTINUED OPERATIONS (Continued)

     On July 22, 1996, DSI effected the closing of a Stock Purchase Agreement dated as of July 19, 1996, by and between an unrelated third party (buyer)and DSI. Pursuant to or in accordance the with the agreement, effective upon the closing, the buyer purchased all the outstanding shares of common stock of Sunny's Plants, Inc., the sole stockholder of all the capital stock of Sunshine Botanicals, Inc., Interior Plant Supply, Inc. and Sunny's Trucking, Inc. from DSI in consideration of certain releases and the payment by DSI to the buyer of $10,000. In addition, all the then directors and officers of the corporations sold resigned from their respective positions with those corporations. The credit to operations for the transaction was approximately $1,875,000.

     There can be no certainty that any or all of the possible gains in the MRI Segment or the remaining possible gains in the Nursery Segment will ever be realized. Their ultimate realization is dependent on a number of factors including, but not limited to, the dissolution of the underlying subsidiaries without liability or payment thereof extending to the continuing operations of the Company, or the extinguishment of existing liabilities under Federal bankruptcy laws. While management believes either of the two courses of action will relieve the segments of their obligations and result in gains, there can be no certainty of such due to potential rights of creditors under applicable state laws and/or the intricacies of meeting the technical requirements of Federal bankruptcy laws. Because of the inherent problems which could arise under either course of action, the outcome is subject to many issues which are outside the control of management and therefore, the amount of liabilities that may be extinguished and the possible resulting gain, if any, that would be recognized is uncertain at this time.

     The net liabilities of the discontinued operations at August 31, 1996 and November 30, 1995 are as follows:

                                                 August 31, November 30,
                                                    1996         1995
   Notes payable                                 $  918,640   $1,106,207
   Accounts payable and other liabilities           286,393    2,253,833
   Estimated loss on disposal of segments           155,000      155,000

                                                  1,360,033    3,515,040
   Net consolidated liabilities of
       discontinued segments                     $1,360,033   $3,515,040


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

              DSI INDUSTRIES, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

                           (Continued)


5. RELATED PARTY TRANSACTIONS

        In conjunction with Norton's debt restructuring in May 1993, the Chairman of the Board of Directors of DSI and another officer of Norton advanced Norton $410,000 and $90,000, respectively. Interest charged to operations on the notes payable was approximately $32,000 and $48,000 for the nine months ended August 31, 1996 and 1995. These notes are convertible into DSI's common stock at $0.44 per share for an aggregate 1,136,364 shares of DSI's common stock.

        During the year ended November 30, 1995, two directors of DSI, a corporation owned by a director of DSI and an officer of Norton, along with Norton, participated in a joint venture in three wells. The joint venture contracted with Norton to drill and equip the wells and incurred costs totalling approximately $788,000 through August 31, 1996. Each joint venture participant was liable for their pro rata share of the costs incurred. Norton's share was approximately $218,000. The aggregate costs to be borne by the four related parties mentioned above was approximately $87,000 of which approximately $300 and $11,000 was outstanding at August 31, 1996 and November 30, 1995, respectively.

        During the period ending May 31, 1996, Norton sold substantially all of its interest in the joint venture to a corporation in which the two directors of DSI, the corporation owned by a director of DSI and the officer of Norton previously mentioned, are stockholders. The sales price of the interest sold was $200,000 and Norton realized a gain on the sale of the interest of approximately $96,000. The corporation's pro rata share of the costs from the date of sale to August 31, 1996 were approximately $4,000 of which approximately $1,400 was outstanding at August 31, 1996.

   6. PURCHASE OF TREASURY STOCK

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

 Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

 Liquidity and Capital Resources

    As of August 31, 1996, DSI had a working capital deficiency of approximately $1,995,000 and cash and cash equivalents of approximately $419,000 as compared to a working capital deficiency of approximately $7,040,000 and cash and cash equivalents of approximately $283,000 at November 30, 1995. For the nine months ended August 31, 1996, DSI provided approximately $ 684,000 from continuing operations and provided approximately $215,000 from its financing activities. For the nine months ended August 31, 1995, DSI used approximately $442,000 in continuing operations and provided approximately $1,238,000 from its financing activities. The increase in the funds provided by operations was attributable to the increase in net income, collections of insurance proceeds on two claims, utilization of prepaid expenses and a lesser reduction in accounts payable. Conversely, cash funds were used in operations through an increase in accounts receivable.

    Significant expenditures of DSI primarily consist of the Drilling Segment's continual acquisition of replacement drilling equipment, such as drill collars, drill pipe, engines and transportation equipment to adequately maintain the operating status of the drilling fleet. Such expenditures for the nine months ended August 31, 1996 and 1995 approximate $963,000, and $776,000, respectively. Capital expenditures increased in the current nine month period as compared to the nine month period in the prior year due to an increase in the purchase of drill pipe and collars used on the drilling rigs. The Drilling Segment anticipates capital expenditures of approximately $1,500,000 for fiscal 1996 to be funded from new financing received in August 1996, cash flows from operations and proceeds from sales of assets. Due to numerous uncertainties regarding the availability, price and delivery of certain drilling equipment, the Registrant's anticipated level of capital expenditures may fluctuate commensurate with the volatility of the industry.

    Management believes that cash flows from operations and borrowings should be sufficient to fund operations and adequately service the Registrant's debt for the next twelve months. However, the ability of the Registrant to perform under the existing terms of its debt agreements and adequately extinguish certain other liabilities associated with its discontinued segments is contingent upon the Registrant's ability to successfully negotiate with its creditors (primarily creditors of the MRI and Nursery Segments). Furthermore, the inherent macroeconomic risks associated with the oil and gas industry, such as the volatility of oil and gas prices, could adversely affect the Registrant's operations.

 Results of Continuing Operations

    Comparison of the nine months ended August 31, 1996 and 1995

    For the nine months ended August 31, 1996 contract drilling revenues were approximately $18,536,000 as compared to $15,207,000 for the nine months ended August 31, 1995, an increase of $3,329,000 or 21.9%. Average rig utilization was 71.2% in the nine months ended August 31, 1996 compared to 59.0% in the nine months ended August 31, 1995. The increase in drilling revenues was due to an increase in drilling utilization and the total number of wells drilled. In the nine months ended August 31, 1996 and 1995, 216 and 144 wells were drilled, respectively.

    Direct job and rig costs for the nine months ended August 31, 1996 were approximately $16,242,000 or 87.6% of contract drilling revenues as compared to $13,520,000 or 88.9% of contract drilling revenues for the nine months ended August 31, 1995.

     General and administrative expenses were approximately $806,000 for the nine months ended August 31, 1996 as compared to $612,000 for the nine months ended August 31, 1995. The increase in general and administrative expenses was due to the hiring of an additional sales representative, increases in other salaries as provided for in employment contracts relative to the drilling segment and an increase in professional fees.

    Interest expense was approximately $275,000 in both nine month periods ended August 31, 1996 and 1995.

    In the nine months ended August 31, 1996, income before income taxes and discontinued operations was approximately $410,000 as compared to a loss of approximately $113,000 in the nine months ended August 31, 1995. The increase in net income was due mainly to the increase in drilling revenues and rig utilization.

    Comparison of the three months ended August 31, 1996 and 1995

    For the three months ended August 31, 1996 contract drilling revenues were approximately $7,294,000 as compared to $5,675,000 for the three months ended August 31, 1995, an increase of $1,619,000 or 28.9%. Average rig utilization was 87.1% in the three months ended August 31, 1996 compared to 61.4% in the three months ended August 31, 1995. The increase in drilling revenues was due to an increase in rig utilization and the number of wells drilled. In the three months ended August 31, 1996 and 1995, the number of wells drilled was 88 and 48, respectively.

    Direct job and rig costs for the three months ended August 31, 1996 were approximately $6,469,000 or 88.7% of contract drilling revenues as compared to $4,872,000 or 85.9% of contract drilling revenues for the three months ended August 31, 1995. Drilling costs as a percent of revenues increased due to costs overruns on a job drilled on a footage basis in the current three month period.

    General and administrative expenses were approximately $259,000 for the three months ended August 31, 1996 as compared to $221,000 for the three months ended August 31, 1995. The increase in general and administrative expenses was due to the hiring of an additional sales representative, increases in other salaries as provided for in employment contracts relative to the drilling segment and an increase in professional fees.

    Interest expense was approximately $80,000 in the three month period ended August 31, 1996 compared to $109,000 for the three months ended August 31, 1995, a decrease of $29,000. The decrease is attributable to a reduction in interest rates and the payoff of some debt.

    In the three months ended August 31, 1996, income before income taxes and discontinued operations was approximately $174,000 as compared to $154,000
 in the three months ended August 31, 1995.   The increase in drilling revenues
 was offset by cost overruns on a footage job, therefore, net income did not change significantly.

 PART II-OTHER INFORMATION


 Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

        27. Financial Data Schedule

    (b) Reports on Form 8-K

        1. Closing of Stock Purchase and Settlement Agreement dated
           June 6, 1996.

        2. Closing of Stock Purchase Agreement dated July 22, 1996

        3. Execution of a Security Agreement and a Guaranty Agreement dated August 7, 1996. Financial statements included were a Consolidated Balance Sheet as of July 31, 1996 and a Consolidated Statement of Operations for the eight months ended July 31, 1996.

                           SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 DSI INDUSTRIES, INC.


 Dated: October 14, 1996        By:/S/ Sherman H. Norton, Jr.
                                Sherman H. Norton, Jr.
                                Chairman, Chief Executive Officer and President

 Dated: October 14, 1996        By:/s/ David W. Ridley
                                David Ridley, Chief Financial Officer
                               (Principal Financial and Accounting Officer)