Form 10-K
period 1996-11-30
DSI INDUSTRIES INC
filed 1997-02-28
CIK 806850

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


(Mark one)                          FORM 10-K
    [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


          For the fiscal year ended November 30, 1996
                               or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 11, 1997: Common stock, par value $.01 per share, $10,930,210. In making this computation, all shares known to be owned by directors and executive officers of DSI Industries, Inc. (the "Company") and all shares known to be owned by other persons holding in excess of 5% of the Company's common stock have been deemed held by "affiliates" of the Company. Nothing herein shall prejudice the right of the Company or any such person to deny that any such director, executive officer, or stockholder is an "affiliate."

Common Stock outstanding as of February 11, 1997 was 22,810,269 shares.



                             PART I

Item 1.      Description of Business

Historical Overview

   DSI Industries, Inc. ("DSI" or the "Registrant"), formerly known as Diagnostic Sciences, Inc. was incorporated on December 21, 1983 under the laws of the State of Delaware. The Registrant's primary assets consist of the voting stock of each of the following subsidiary corporations: (i) Norton Drilling Company, a Delaware corporation ("Norton" or the "Drilling Segment"), operates fifteen oil and gas drilling rigs and provides contract drilling services to the oil and gas industry; (ii) Lobell Corporation, a Delaware corporation ("Lobell" or the "MRI Segment"), which was, until 1994 when the operations were discontinued, engaged primarily in providing diagnostic imaging services through an independent out-patient facility principally offering services involving magnetic resonance imaging technology ("MRI"); and (iii) until July 22, 1996, Sunny's Plants, Inc., a Florida corporation ("Sunny's Plants"), which was, until 1995 when the operations were discontinued, engaged primarily in the production and sale of indoor foliage plants through its wholly-owned subsidiary corporations (Sunny's Plants and its wholly-owned subsidiaries are referred to collectively herein as the "Nursery Segment"). As mentioned above, the Registrant's Board of Directors elected to discontinue the operations of the MRI Segment on August 18, 1994, retroactively applied as of November 30, 1994, and the Nursery Segment on April 6, 1995, respectively.

   On July 22, 1996, the Registrant effected the closing of a Stock Purchase Agreement dated as of July 19, 1996, by and between a third party purchaser ("Buyer") and the Registrant. Pursuant to or in accordance with the Agreement, effective upon the closing the Buyer purchased all the outstanding shares of common stock of Sunny's Plants, Inc., the sole stockholder of all the capital stock of Sunshine Botanicals, Inc., Interior Plant Supply, Inc., and Sunny's Trucking, Inc., from the Registrant, in consideration of certain releases and the payment by DSI to the Buyer of $10,000. Furthermore, certain Directors and Officers of DSI resigned from their respective positions as Directors and Officers of Sunny's Plants, Inc. and it's subsidiaries and the Registrant received certain releases.

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

   DSI Industries, Inc. - On January 6, 1989 the Registrant entered into an agreement (the "First Capital Agreement") with First Capital Partners, a New York general partnership ("First Capital Partners"). The First Capital Agreement, had a five-year term which commenced on January 1, 1989, subject to certain termination rights. Under the First Capital Agreement, Gerry Angulo, a general partner of First Capital Partners, became the Chief Executive Officer of the Registrant and was given, subject to the supervision of the Board of Directors of the Registrant, sole power and authority over the investment decisions of the Registrant. The Board of Directors reviewed and approved Mr. Angulo's investment strategy and decisions. First Capital Partners received an option (the "Option") to purchase an amount of the common stock, par value $.01 per share of the Registrant (the "Common Stock") equivalent to thirty percent (30%) of the outstanding shares of the Registrant after exercise of the Option on a fully diluted basis. The purchase price was determined based on the market value of 3,857,142 shares at $0.21875 per share for an aggregate of $843,750. First Capital Partners assigned the First Capital Agreement to First Capital Advisers, Inc., a New York corporation ("FCA") on December 15, 1989. The First Capital Agreement was ratified by a vote of shareholders at the Annual Meeting of Stockholders of DSI on June 12, 1989. The FCA Agreement originally provided that if the Registrant issued shares of common stock in connection with certain transactions, the shares of Common Stock subject to the Option would be increased to permit FCA to maintain a 25% interest in the Registrant. During February 1991, the number of shares of common stock relative to the Option was increased by 682,858 shares at $0.66 per share in compliance with the anti-dilutive provisions of the original agreement. On December 11, 1991, the FCA Agreement was amended to provide that the Registrant was no longer required to subject issuance of additional shares of common stock to the Option in the event the Registrant issued shares of common stock in connection with such transactions. On December 31, 1992, FCA assigned the Option to West Loop Investments, Inc. ("West Loop"), a Texas corporation, and a wholly-owned subsidiary of First Capital Associates, a New York corporation ("First Capital Associates"), which in turn was a 98% owned subsidiary of First Capital Partners. At various times from January 10, 1992 through March 23, 1992, West Loop exercised Options and purchased an aggregate of 3,638,250 DSI shares of common stock and sold such shares at prices ranging from $0.59 to $1.1056. Options for 901,750 shares were exercisable during 1994. In 1994, options for 27,000 of these shares were exercised for $5,907. At November 30, 1994, 874,750 options remained outstanding. These remaining options expired on December 31, 1994. See Note 13 of Notes to the Consolidated Financial Statements included as part of Item 8 of this report.

   On September 17, 1992, the Registrant entered into an agreement with The Equity Group ("Equity") whereby Equity agreed to render financial public relations and consulting services for the period commencing October 1, 1992 and ending September 30, 1993. Equity also advised DSI in all other areas that relate to its posture as a public entity. DSI agreed to pay Equity a fee of $2,000 per month for such services. The agreement also included payment terms involving a warrant exercisable for a two-year period through September 30, 1994 to purchase 200,000 shares of DSI common stock at $0.66 per share. The warrant was not exercised and expired under its original terms. See Note 13 of Notes to the Consolidated Financial Statements included as part of Item 8 of this report.

   Effective September 1, 1993, Gerry Angulo, the former President and Chief Executive Officer and a member of the Board of Directors of DSI and certain of its affiliated companies at the time, and Paul Stache, the former Secretary and a member of the Board of Directors of DSI at the time, resigned their positions. As part of this termination, DSI extended the expiration date of West Loop's option by one year until December 31, 1994 at which time the option expired.

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

   DSI, in particular its Nursery and MRI Segments, sustained substantial losses from operations in the year ended November 30, 1994. The Board of Directors of DSI on August 18, 1994 discontinued the MRI Segment due to the Segment's recurring losses. On April 6, 1995, the Board also discontinued the operations of the Nursery Segment due to the significant losses incurred by it commencing in the third quarter of 1994 and continuing through the date of its discontinuance. Such treatment was retroactively applied to the operations of the segment as of November 30, 1994. At November 30, 1995, and November 30, 1996 the consolidated financial statements reflect a net liability of approximately $3,515,000 and $538,000, respectively, for the estimated liabilities of the discontinued segments. See Item 1, Description of Business, "MRI Segment" and "Nursery Segment" and also Note 3 of Notes to Consolidated Financial Statements included as part of Item 8 of this report.

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

   Norton's agreements with one of its secured creditors prohibit virtually any loans, dividends, advances, guarantee of indebtedness or payments to DSI or its subsidiaries.

   During fiscal 1996, a substantial amount of liabilities of the discontinued segments were reduced either through the aforementioned sale of Sunny's or through negotiations with the creditors of those segments. In addition, Norton secured a line of credit during fiscal 1996 which has improved Norton's capital resources position. These events coupled with the improved operating results of the Company's continuing operations have caused management to believe that DSI will continue as a going concern.

   Norton Drilling - On October 1, 1991, the Registrant and its wholly-owned subsidiary Norton Drilling Company, consummated the merger and related transactions contemplated by the Agreement and Plan of Merger, dated September 13, 1991 (the "Norton Merger Agreement"), by and among the Registrant, Norton Drilling Company, a Texas corporation ("NDC (Texas)") and each of Sherman H. Norton, Jr., S. Howard Norton, III, John W. Norton, J.P. Rose and Barbara L. Norton (the "Norton Shareholders"), the holders of all the capital stock of NDC (Texas) (the "Norton Closing"). At the Norton Closing, the Norton Shareholders surrendered for cancellation all the shares of capital stock of NDC (Texas) and caused NDC (Texas) to be merged into Norton in exchange for the Registrant's payment to them of 5,160,000 shares of the Registrant's common stock (the "Purchase Price Shares"). The number of shares of common stock comprising the Purchase Price Shares was determined based on the average of the per share closing "bid" and "ask" price of the Registrant's common stock, as quoted on the National Association of Securities Dealers Automated Quotation System, Inc. ("NASDAQ"), for the 10 trading days prior to the date of the Norton Closing and the first 10 trading days of each of the three calendar months preceding such date. The Registrant agreed to pay to the Norton Shareholders an additional 1,000,000 to 1,250,000 shares of its common stock (the "Performance Consideration"), depending upon the market price thereof at the time of issuance, if the Drilling Segment, as acquired, had an average modified cash flow (net earnings before interest, taxes, depreciation and amortization and gains on sales of assets not in the ordinary course of business) of $3,000,000 per year for either the first two, three, four or five years after the Norton Closing. The Performance Consideration was never earned. Pursuant to the Norton Merger Agreement, the Registrant expanded its Board of Directors by three positions and appointed the following three designees of the Norton Shareholders to fill them: Sherman H. Norton, Jr., S. Howard Norton, III and John W. Norton. The Registrant has covenanted to nominate and recommend for election or reelection to its Board of Directors up to three of the Norton Shareholders' designees so long as the Norton Shareholders maintain certain percentage ownerships of the Purchase Price Shares. Also at the Norton Closing, four members of NDC (Texas)'s management entered into five year employment and non-competition agreements.

   On May 21, 1993, Norton paid an aggregate of $2,825,000 to the First National Bank at Lubbock ("First National Bank") as payment of two loans totaling $4,388,098 made by the First National Bank to Norton. The payment of $2,825,000 was financed as follows: (i) $1,900,000 was provided by The Plains National Bank of West Texas ("Plains Bank") pursuant to a Loan Agreement with Norton dated May 21, 1993 at the Plains Bank Prime Rate plus 3.5%; (ii) $300,000 was provided by South Plains Bank of Levelland pursuant to a loan agreement with Norton at the New York prime rate plus 2%; (iii) $410,000 was provided by Sherman H. Norton, Jr. in exchange for a Subordinated Convertible Note Payable due May 1998 issued by Norton at an annual rate of interest equal to the Plains Bank Prime Rate; (iv) $90,000 was provided by Johnie P. Rose in exchange for a subordinated note upon the same terms and conditions as the note issued to Sherman H. Norton, Jr. described in (ii) above (collectively referred to as the "Notes"); and (v) $125,000 of the payment was provided by the Registrant. The Notes, as described above, provide for: (i) the redemption of the Notes, at 100% of their principal amount at any time, at the option of Norton, without prepayment penalty, provided that without the written consent of Plains Bank, the Notes may not be redeemed prior to the repayment in full by Norton of all amounts owing to Plains Bank; (ii) the conversion of the principal amount of the Notes or any part thereof (not less than $1,000) into shares of common stock of the Registrant at a conversion price of $0.44 per share (the "Conversion Price"); and (iii) the subordination of the Notes to the indebtedness of Norton pursuant to that certain loan agreement between Norton and Plains Bank dated May 21, 1993. The Conversion Price was determined by the Board of Directors of the Registrant at its meeting on May 19, 1993, at a premium over the average of the bid and ask price of the shares of common stock at the close of business on May 18, 1993. See Notes 7 and 13 of Notes to Consolidated Financial Statements included as a part of Item 8 of this report.

   On August 7, 1996, Norton entered into an agreement with Plains Bank for the refinancing of all amounts outstanding to Plains Bank at that date. Pursuant to the refinancing, Norton signed a promissory note in the amount of $3,000,000 and a revolving or draw note with a borrowing facility of $750,000. This indebtedness is collateralized by virtually all the assets of Norton and is further collateralized by a personal guaranty of the Chairman of the Board/President of DSI as well as a corporate guaranty of DSI and the common stock of Norton. See Note 7 of Notes to Consolidated Financial Statements included as a part of Item 8 of this report.

   MRI Segment - DSI's subsidiary Lobell Corporation, which was then 90% owned by DSI, opened a magnetic resonance imaging center in August 1986 in Huntington, New York. On September 11, 1989 the Registrant entered into an agreement with General Electric ("GE") to replace an equipment lease for the Magniscan 5000 Magnetic Resonance Imaging System from the Thompson-CGR Medical Corporation with a capital equipment lease for the GE MR Max System. The original terms of the lease were extended for an 84 month period commencing on September 1, 1987. On July 13, 1993, after rental payments to GE had become significantly delinquent, the rental obligation under the lease was restructured pursuant to a settlement between the Registrant and GE. Monthly lease payments for the equipment were $32,978 prior to the dispute and $41,772 after the settlement. Such payments were to continue through August 15, 1996. In December 1994, the Registrant ceased making payments as stipulated in the aforementioned settlement agreement. The Registrant and GE have since engaged in various negotiations to settle the remaining balance. On December 10, 1996 the Registrant and GE executed a settlement agreement whereupon all amounts due and owing to GE were deemed satisfied and the Registrant was released from any further liability.

   On June 20, 1994, DSI acquired the remaining 10% interest it did not already own in Lobell from Huntington Magnetic Resonance Imaging, P.C. DSI issued 165,019 shares of its common stock for which it received the aforementioned 10% of Lobell, and cash and trade accounts receivable in the amount of $178,064.

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

   Prior to the MRI Segment being discontinued, it leased real property under an operating lease. DSI and Lobell became involved in litigation with the landlord concerning this operating lease as a result of the Segment failing to perform in accordance with the payment terms of the underlying agreement. The matter was adjudicated in 1994 and at November 30, 1994 the landlord was owed approximately $118,600 in net arrearage and settlement costs. In December 1994, Lobell again ceased making its lease payments and in March 1995 the landlord evicted Lobell from the premises. In March 1995, the landlord placed a lien on all assets of Lobell and confiscated approximately $50,000 of Lobell's assets, primarily cash and accounts receivable, as partial payment for the rent arrearage. The premises were vacated and equipment held under the aforementioned capital lease was abandoned. Management believes it will be able to negotiate an agreement with the landlord in full settlement for all amounts owed. Management believes that these anticipated settlement amounts will not be material to DSI.

   Management has included in its reserve for loss on the discontinuance of this segment as of November 30, 1996, an amount estimated by management to approximate its ultimate remaining obligation to the landlord. Management believes that its estimate of remaining future losses to be incurred in disposing of this Segment of $95,000 at November 30, 1996 is adequate to mitigate any shortfall in the aforementioned lease payments. However, should management successfully negotiate with the landlord for an amount less than initially reserved, a possible gain could result to the Registrant. See Notes 1 and 3 of Notes to Consolidated Financial Statements included as part of Item 8 of this report.

   Nursery Segment - On February 28, 1991, the Registrant through a newly formed subsidiary, Sunny's Plants, Inc., a Florida corporation, ("Sunny's Plants"), purchased (i) all of the assets and assumed certain obligations of Interior Plant Supply Partnership, a Florida general partnership ("IPS"); (ii) all of the outstanding shares of Sunshine Botanicals, Inc. ("Sunshine"); (iii) all of the outstanding capital stock of Interior Plant Supply Inc. ("Interior"); and (iv) certain real property from the sellers of the three above mentioned entities pursuant to an Agreement and Plan of Reorganization. The Agreement and Plan of Reorganization revived and modified a previous Agreement and Plan of Reorganization dated October 30, 1990 (the "October Agreement"). The aggregate purchase price was $3,643,125 of which $2,743,125 was paid by the issuance of 2,310,000 shares of the Registrant's common stock to each of David Brian Hew and Christopher Paul Carvalho, collectively known as the "Sunshine Stockholders". In connection with the October Agreement, the Registrant advanced $250,000 of working capital to Sunshine. Upon completion of the aforementioned acquisition, this amount was contributed to Sunshine as a capital contribution. In addition, three members of Sunshine's management entered into two-year employment agreements. As required under the Agreement and Plan of Reorganization, four individuals recommended by the Sunshine Stockholders were invited to become members of the Board of Directors of the Registrant effective October 10, 1990. Christopher Paul Carvalho who was one of the four individuals recommended by the Sunshine Stockholders resigned from the Board of Directors on December 24, 1992. Pursuant to a stock purchase agreement dated June 6, 1996, the other three individuals recommended by the Sunshine Stockholders resigned from the Board of Directors.

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

   The Nursery Segment was restricted from declaring and paying dividends to DSI without the consent of its lenders. In December 1994, Sunny's Plants declared a dividend of $534,495 to its parent, DSI. The dividend was paid in the form of a note receivable from a related party. Sunny's Plants and DSI did not request permission from its lenders for payment of the dividend. The banks verbally permitted the dividend when they were informed that a wholly-owned subsidiary of Sunny's Plants was the related party.

   On April 6, 1995, the Board of Directors of DSI discontinued the Nursery Segment due to its significant losses which commenced in the third quarter of 1994 and continued through the date of its discontinuance. The accompanying consolidated financial statements for 1994 retroactively reflect management's decision to discontinue this Segment. Management made certain revisions to its initial reserve estimate during 1995 in light of the Segment's operations and due to certain other transactions discussed below which were completed as of September 6, 1995 (effectively known as the "disposal date"). The consolidated financial statements are reflective of such revisions. See "Industry Segments; Discontinued Operations-Nursery Segment" within this Item and Note 3 of Notes to Consolidated Financial Statements included as a part of Item 8 of this report for additional discussion/disclosure regarding financial statement impact of the discontinuance of the Nursery Segment.

   In August, 1995 the Nursery Segment and DSI entered into agreements with two of its secured creditors and an unrelated third party (purchaser) in which the purchaser acquired the collateralized debt of one bank and immediately foreclosed on the debt. The segment surrendered to the purchaser all of the assets collateralizing this indebtedness on September 6, 1995. The purchaser took title to assets with a basis of $4,265,000, before the 1994 writedown to net realizable value, in exchange for extinguishment of $1,293,000 in collateralized debt plus assumption by the purchaser of a $330,000 note payable and the purchaser's guarantee to indemnify the segment and DSI for its liabilities to certain other creditors in an amount not to exceed $404,000. DSI has received a release from its guarantee of the obligation to the bank as well as its obligation for the $330,000 note payable. See Note 3 of Notes to Consolidated Financial Statements included as part of Item 8 of this report.

   The agreement with the other secured bank requires the purchaser to repay the outstanding balance of a mortgage note in the amount of $2,128,000 which was collateralized by the segment's real property which had a basis of $1,465,000, before the 1994 writedown to net realizable value. DSI will remain liable as guarantor for this indebtedness until the purchaser has fully satisfied this obligation. The unpaid balance of the purchaser's obligation was approximately $1,980,000 at November 30, 1996.

   On July 22, 1996, the Registrant effected the closing of a Stock Purchase Agreement dated as of July 19, 1996, by and between a third party purchaser ("Buyer") and the Registrant. Pursuant to or in accordance with the Agreement, effective upon the closing the Buyer purchased all the outstanding shares of common stock of Sunny's Plants, Inc., the sole stockholder of all the capital stock of Sunshine Botanicals, Inc., Interior Plant Supply, Inc., and Sunny's Trucking, Inc., from the Registrant, in consideration of certain releases and the payment by DSI to the Buyer of $10,000. Furthermore, certain Directors and Officers of DSI resigned from their respective positions as Directors and Officers of Sunny's Plants, Inc. and it's subsidiaries and the Registrant received certain releases.

                       INDUSTRY SEGMENTS

   DSI is a holding company formerly engaged in three business segments through its wholly-owned subsidiaries; Norton, Sunny's Plants and Lobell. Norton, the only remaining operating segment, operates fifteen oil and gas drilling rigs and provides contract drilling services to the oil and gas industry. Sunny's Plants, was engaged primarily in planting, growing and preparing interior foliage plants for distribution and sale. Lobell was engaged primarily in providing diagnostic imaging services by establishing, financing and operating, in conjunction with health care providers, an independent out-patient facility principally offering services involving MRI technology.

                     CONTINUING OPERATIONS
General

   DSI, headquartered in Lubbock, Texas is a holding company and accordingly does not generate operating revenues. DSI incurs certain administrative costs that are paid by charging its operating subsidiaries management fees. For the years ended November 30, 1996, 1995 and 1994, DSI incurred administrative costs of approximately $228,000, $248,000, and $373,000, respectively which resulted in net losses of approximately $48,000, $148,000, and $273,000, respectively.

   Norton Drilling Company, headquartered in Lubbock, Texas, provides contract drilling services to major oil companies and independent oil and gas producers primarily in Texas, New Mexico and the Rocky Mountains. Norton Drilling provides its customers with rigs and crews to operate the rigs.

    Norton's drilling rig fleet ranges from small (7,000 ft. depth rating) self-propelled drilling rigs to larger (22,000 ft. depth rating) diesel electric rigs. The primary assets of the oil and gas contract drilling segment consist of fifteen land-based drilling rigs, all of which were fully operational as of November 30, 1996, having a net book value as of November 30, 1996 and 1995 of approximately $7,767,000 and $7,001,000, respectively. The rigs are equipped with drawworks or hoists, derricks or masts, engines, pumps to circulate the drilling fluid, steel pits, blowout preventers, drill pipe and drill collars and related equipment. The depth of the well and location for drilling are the principal factors in determining the size and type of rig used for a particular job. In order to continue to provide quality and timely service to the Segment's customers, Norton constantly maintains two rigs in the Rocky Mountain region and thirteen in its primary Texas and New Mexico areas. Norton is active in the Permian Basin region of the Southwest, the Green River Basin and the Overthrust Belt in the Rockies.

   For the year ended November 30, 1996, Norton reported income from operations before income taxes and discontinued operations of approximately $586,000 from operating revenues of approximately $26,732,000. For the year ended November 30, 1995 and 1994, the Drilling Segment had a loss before income taxes, discontinued operations and extraordinary items of $720,000 from operating revenues of $20,646,000 and income before income taxes, discontinued operations and extraordinary operations of $104,000 from operating revenues of $21,122,000, respectively. As of November 30, 1996, 1995 and 1994 Norton had shareholders' equity of approximately $5,091,000, $4,378,000 and $4,867,000, respectively. See "Managements' Discussion and Analysis of Financial Condition and Results of Operations" and the "Consolidated Balance Sheets, Statements of Operations, Stockholders' Equity, and Cash Flows" included as Items 7 and 8, respectively, of this report for additional financial information pertaining to the operating activities of this segment.

Business Strategy

   Norton achieved its current position as a leading provider of contract drilling services by providing high quality services to its customers with quality equipment. Norton believes that the condition of the drilling rigs, the reputation of the company and the quality and experience of the drilling supervisors and crews are of significant importance to prospective customers. The Company has and will continue to maintain it's drilling rigs in good working condition. In addition to normal repair and maintenance expenses, Norton spends significant funds each year on an ongoing program of improving and replacing components of its drilling rigs. Norton also strives to employ experienced drilling supervisors, toolpushers and crews for its rigs.

   Norton intends to continue to provide the highest quality contract drilling services with quality equipment and personnel.

Contract Drilling Activity

   The following table sets forth certain information regarding the Company's contract drilling activity for each of the years in the three-year period ended November 30, 1996.

                                                      Year Ended
                                                     November 30,
                                      ---------------------------------------
                                       1996              1995            1994
                                      -----             -----           ------
Number of wells drilled (2)             304               197             168
Rigs available for service (1)(3)        14                13              13
Utilization rate of rigs
 available for service (1)(3)(4)       82.1%             68.6%           69.0%
Number of days worked (3)(4)          4,195             3,254           3,275

   (1)  Average for the periods stated.

   (2) Includes three wells drilled in 1995 in which Norton owned small working interests.

   (3) Rigs 1 and 2 had been stacked since January 18, 1992 and May 9, 1991, respectively. Rig 1 was not available for service until January 25, 1996 and Rig 2 was not available for service until October 20, 1996 due to necessary repairs and reworking on these rigs to get them in condition to operate again.

   (4) Rig utilization is based on a 365 day year for rigs available for service during the periods indicated. A rig is utilized when it is operating or being moved, assembled or dismantled under contract.

   The contract drilling industry responds to a number of market factors, chief among which is the level of exploration and production (E&P) expenditures of the major oil companies. E&P spending responds primarily to the price of oil and natural gas, but is also influenced by anticipated changes in supply and demand conditions, tax incentives for tertiary recovery, and the availability of alternative fuels. Domestic onshore drilling, which is Norton's sole service, also competes for E&P dollars with offshore and foreign drilling.

   In the past year there has been a consistent price for oil at or above $20.00 per barrel. This increased price along with an increase in natural gas prices has generated increased cash flows to the producing companies for which Norton works. These companies in turn have increased their budgets for exploration and production expenditures. This increase has caused a higher demand for rigs to drill the various prospects that are profitable at these oil prices. Therefore, there has been an increase in rig utilization. This in turn has enabled Norton to raise its prices to levels higher than in previous years.

   Another factor contributing to the increase in rig usage is the successful application of 3-D seismic in west Texas and southeastern New Mexico. This technique has resulted in higher success ratios of wells drilled and opened up many new oil and gas fields. Again, this adds to the demand for rigs and wells drilled. This has also made it necessary for Norton to modify it's rigs to increase the depth capabilities in order to drill to the depths of these 3-D prospects. These modifications involve taking a rig out of service for a short time and require expenditures for additional or improved equipment.

   Drilling services are provided by several large integrated oil field service companies and by a number of mostly smaller drilling companies. Many firms have left the industry in the past several years or have been acquired by larger drilling companies.

Customers

   Norton's customers are generally energy companies who repeatedly request Norton's services. For the year ended November 30, 1996, Norton contract drilled 304 wells for 33 customers. This compares with 197 wells drilled in the year ended November 30, 1995 for 40 customers and 168 wells drilled in the year ended November 30, 1994 for 40 customers.

    Over the past year, two customers accounted for a significant portion of Norton's gross revenues. Those customers were Shell Western E&P Inc. and Wiser Oil Company. These two companies accounted for approximately 42% of Norton's contract drilling revenues during 1996.

   The Company's customers in the past twelve months have included, in addition to the two mentioned above, Texaco Exploration and Production, McMurry Oil Company, Devon Energy, Cross Timbers Operating and Apache Corporation.

Competition

   The contract drilling industry is highly competitive, and no one drilling contractor is dominant. Depressed economic conditions in the oil and gas industry prior to 1996 resulted in the supply of domestic drilling equipment substantially exceeding demand. As a consequence, there was intense competition in securing available drilling contracts, resulting in drilling equipment being idle for long periods of time and generally unfavorable prices for contract drilling.

   In the past, price has generally been the most important factor in securing drilling contracts. As demand for rigs has increased, price has become less of a factor and availability of rigs with crews has become more dominant. Norton has experienced crews for all its rigs and so is able to provide experienced personnel with its equipment. During the depressed times in prior years, many workers left the drilling industry for jobs that were more dependable causing a shortage of experienced rig workers, which has led to a shortage of rigs that can be efficiently operated currently.

   Other competitive factors include the availability of drilling equipment and experienced personnel at or near the time and place required by customers, the reputation of the drilling contractor in the drilling industry and its relationship with existing customers. Norton believes that it competes favorably with respect to all of these factors. Competition is usually on a regional basis, although drilling rigs are mobile and can be moved from one region to another in response to increased demand. An oversupply of rigs in any region
may result.   Demand for land drilling equipment is also dependent on the exploration and development programs of oil and gas companies, which are in turn influenced primarily by the financial condition of such companies, by general economic conditions, by prices of oil and gas, and, from time to time, by political considerations and policies.

   It is impracticable to estimate the number of contract drilling competitors of Norton, some of which have substantially greater resources and longer operating histories than Norton. In the past year there has been considerable consolidation in the drilling industry with larger drilling companies acquiring smaller ones. This has resulted in there being several large drilling companies and fewer small ones. At this time this does not appear to be a problem for Norton as it is able to provide its customers with the personal attention they desire, which is sometimes more difficult for the larger companies. Also, in prior years, many drilling companies sought protection from creditors under bankruptcy laws or undertook business combinations with other companies as a result of the downturn in the domestic contract drilling industry. Although these two factors have decreased the total number of competitors, management of Norton believes that competition for drilling contracts will continue to be intense for the foreseeable future.

Drilling Contracts

   Most of Norton's contracts are with established customers. Norton obtains most of its contracts through a competitive bidding process, although some are obtained on a negotiated basis. The operator of a well will request bids under the terms it wishes (daywork, footage, turnkey), or occasionally will solicit bids under various combinations of the above mentioned contract types. Generally, the contracts are entered into for short-term periods and cover the drilling of a single well with the terms and rates varying depending upon the nature and duration of the work, the equipment and services supplied and other matters. The contracts obligate Norton to pay certain operating expenses, including wages of drilling personnel and maintenance expenses and to furnish incidental rig supplies and equipment. The contracts are subject to termination by the customer on short notice, usually upon payment of a fee. Norton generally indemnifies its customers against claims by Norton's employees and claims arising from surface pollution caused by spills of fuel, lubricants and other solvents within the control of Norton. See subcaption "Risks and Insurance" below in this Item. These customers generally indemnify Norton against claims arising from other surface and subsurface pollution, except claims arising from Norton's gross negligence.

   Under daywork contracts, Norton provides the drilling rig, along with the required personnel to the operator who supervises the drilling of the contracted well. Compensation to Norton is based on a negotiated rate per day that the rig is utilized. Daywork contracts generally specify the type of equipment to be used, the size of the hole and the depth of the proposed well. Under a daywork contract, Norton generally does not incur any costs due to "inhole" losses (such as time delays for various reasons, including stuck drill strings and blow-outs).

   Footage contracts usually require Norton to bear some of the drilling costs in addition to providing the rig. Under a footage contract, Norton would normally determine the manner of drilling and type of equipment to be used, subject to certain customer specifications, and also would bear the risk and expense of mechanical malfunctions, equipment shortages and other delays arising from drilling problems. Compensation is based on a rate-per-foot-drilled basis to completion of the well. Prices of both footage and daywork contracts vary depending upon various factors such as the location, depth, duration and complexity of the well to be drilled, operating conditions and other factors peculiar to each proposed well.

   Under turnkey contracts, Norton contracts to drill a well to a contract depth under specified conditions and provides most of the equipment and services required. Norton bears the risk of drilling the well to the contract depth and is usually compensated substantially more than on wells drilled on a daywork or footage basis because Norton assumes substantially greater economic risk associated with drilling operations. If severe drilling problems are encountered in drilling wells under turnkey contracts, Norton could sustain substantial losses.

   Norton's management believes that it is able to prevail in certain situations where it is not the lowest-priced bidder because of the strength of its reputation. Nevertheless, the bidding process is standard for the industry and ensures that pricing is competitive.

   Contract drilling operations depend on the availability of drill pipe, bits, fuel and qualified personnel, some of which have been in short supply from time to time. Currently there is a substantial shortage of drill pipe in the onshore contract drilling industry in the United States. This shortage has caused the price of drill pipe to increase significantly over the past two years.

   Norton's ability to drill wells for which it has contracts may be delayed by inclement weather. Sustained periods of inclement weather could have a material adverse effect on Norton's revenues and cash flows.

Risks and Insurance

   Norton's operations are subject to the many hazards inherent in the drilling business, including blow-outs, cratering, fires, and explosions. These hazards could cause personal injury or death, suspend drilling operations or seriously damage or destroy the equipment involved and, in addition to environmental damage, could cause substantial damage to producing formations and surrounding areas. Damage to the environment, including property contamination in the form of either soil or ground water contamination, could also result from Norton's operations, particularly through oil spillage, gas leaks and extensive, uncontrolled fires. In addition, Norton could become subject to liability for reservoir damage. The occurrence of a significant event, including pollution or environmental damage, could materially affect Norton's operations and financial condition. As a protection against operating hazards, Norton maintains insurance coverage considered by Norton to be adequate, including all-risk physical damage, employer's liability, commercial general liability and
workers' compensation insurance.   Norton currently has $1,000,000 of
general liability insurance per occurrence with an aggregate of $2,000,000 and excess liability and umbrella coverages of up to $5,000,000 per occurrence with a $5,000,000 aggregate. Norton's customers generally require Norton to have at least $1,000,000 of third party liability coverage. See Note 14 of the Notes to Consolidated Financial Statements included as part of Item 8 of this report for further disclosures regarding the aforementioned contingencies.

   Norton Drilling believes that it is adequately insured for public liability and property damage to others with respect to its operations. However, such insurance may not be sufficient to protect Norton against liability for all consequences of well disasters, extensive fire damage or damage to the environment. Norton also carries insurance to cover physical damage to or loss of its drilling rigs. However, it does not carry insurance against loss of earnings resulting from such damage or loss. Norton's lenders have a security interest in the drilling rigs and are named as loss payees on the physical damage insurance on such rigs. In view of difficulties that may be encountered in renewing such insurance at reasonable rates, no assurance can be given that Norton will be able to maintain the type and amount of coverage that it considers adequate at reasonable rates or that any particular type of coverage will be available.

   Norton carries worker's compensation insurance for its Texas and New Mexico resident employees, with a deductible of $100,000 per occurrence. At the commencement of the policy on November 1, 1992, Norton Drilling was required to make a capital deposit with the insurance company of $103,125. Under the terms of the policy, the capital deposit was scheduled to be returned to Norton in three equal installments of $34,375 commencing May 1, 1994 and ending May 1, 1996. All installments were timely paid to Norton. From December 1, 1992 through February 1, 1993, Norton was required by the terms of the policy to make payments of approximately $43,000 per month into a trust account as a reserve against the Company's liability under the deductible portion of the policy. As of November 30, 1996, the balance in the trust account and the amount required by the terms of the policy to be in the trust account was approximately $460,000. The balance required to be in the trust account may increase or decrease at any time, depending upon Norton's ability to pay its liability under the deductible portion of the policy. If the amount required to be in the trust account is greater than the balance in the trust account, Norton would be required to pay the increased amount into the trust account in one or more installments. Alternatively, the Company can provide letters of credit as collateral for its obligations to pay additional funds into the trust account. At November 30, 1996, Norton had elected to provide the letters of credit required by the insurance company and has had its bank issue a letter of credit in the amount of $331,376 for such collateral on its behalf. From November 1, 1992 through November 30, 1996, the Company paid a total of approximately $942,000 on account of its liability under the deductible portion of the policy. Starting November 1, 1993, Norton purchased reinsurance to provide coverage for the $100,000 deductible. The reinsurance policy provides for a deductible of $5,000. Norton currently pays monthly premiums of approximately $23,000 and $16,000 for these self-funded workers' compensation and reinsurance policies, respectively.

   From November 11, 1994 to August 1, 1995, Norton provided workers' compensation insurance for its New Mexico resident employees through a fully-insured plan with USF&G insurance company sponsored by the State of New Mexico. This policy had a deductible of $5,000 per occurance. For the year ended November 30, 1995, Norton Drilling paid out $10,000 under this deductible plan. Prior to November 11, 1994 this workers' compensation policy was a fully-insured policy which carried no deductible. Subsequent to August 1, 1995, the New Mexico resident employees are covered under the policy stated in the preceding paragraph.

   Workers' compensation insurance coverage for Norton's employees in all the other states in which it has employees is provided for by fully-insured plans administered by the various states.

   Norton was a party in a class action as a plaintiff against certain suppliers to the oil and gas contract drilling industry for alleged price collusion in the late 1980s. In 1994, the action was settled and Norton was awarded $233,479 in full and final settlement which was received in 1995.

   Amoco Production Company commenced a legal action against Norton in connection with services rendered in 1993 and 1994. The action was brought in District Court in Hockley County, Texas on April 6, 1995 and seeks damages in the amount of $284,000. Norton filed a countersuit. Amoco and Norton agreed to a mutual dismissal of their respective actions on February 19, 1997. See Item 3-Legal Proceedings and Note 14 of Notes to Consolidated Financial Statements included as a part of Item 8 of this report for additional discussion regarding certain contingencies affecting the segment.

   Norton is also involved in various routine litigation incident to its business. In management's opinion, none of these proceedings will have a material adverse effect on the Company.

Government Regulation and Environmental

   The domestic drilling of oil and gas wells is subject to numerous state and federal laws, rules and regulations. State statutory provisions relating to oil and natural gas generally include requirements as to well spacing, waste prevention, production limitations, pollution prevention and clean-up, obtaining drilling permits and similar matters. Within the state of Texas these regulations are principally enforced by the Texas Railroad Commission. To date Norton has not been required to expend significant resources in order to satisfy applicable environmental laws and regulations. Norton does not anticipate any material capital expenditures for environmental control facilities or for compliance with environmental rules and regulations in the foreseeable future. However, compliance costs under existing laws or under any new requirements could become material, and Norton could incur liabilities for noncompliance. Norton has not been fined or incurred liabilities for pollution or other environmental damage in connection with its operations and is not currently aware of any environmental hazards which would materially affect its operations.

   The contract drilling industry is dependent on demand for services from the oil and gas exploration industry and, accordingly, is affected by changing tax laws and other laws relating to the energy business generally. Norton's business is affected generally by political developments and by federal, state, foreign and local laws and regulations which relate to the oil and gas industry. The adoption of laws and regulations affecting the oil and gas industry for economic, environmental and other policy reasons could increase costs relating to drilling and production, which could have an adverse effect on the Company's operations. State and federal environmental laws and regulations which currently apply to Norton could become more stringent in the future. The Federal Resource Conservation and Recovery Act ("RCRA"), and comparable state statues govern the disposal of "hazardous wastes." Although RCRA excludes certain classes of exploration and production wastes from regulation, such exemptions by Congress under RCRA may be deleted or modified in the future.

Employees

   Norton Drilling had a total of 262 full-time employees (10 as office personnel and 252 as field personnel) as of November 30, 1996. Management estimates that the number of field personnel will fluctuate between approximately 150 and 300 depending on the demand for the Company's contract drilling services. The Company considers its employee relations to be satisfactory.

                    DISCONTINUED OPERATIONS
   MRI Segment

   The MRI Segment, through the "Huntington Facility" and prior to its discontinuation in 1994 as discussed below, rented, for a fee based on usage, its MRI machine to a professional corporation, whose shareholders were physicians. The Huntington Facility was operational from July, 1986 to March, 1995. At the Huntington Facility, Lobell leased a General Electric MR Max System from GE pursuant to a contract with an 84 month term which commenced on September 5, 1989. On July 13, 1993, the rental obligation under the lease was restructured pursuant to a settlement of a dispute with GE. Monthly lease payments for the equipment increased from $32,978 to $41,772. Lobell had the option at the end of the lease period of purchasing the machine under lease for the lower of $150,000 or its fair market value.

   Lobell ceased making payments on the settlement in December 1994. The Registrant and GE entered thereafter into negotiations to settle the remaining balance. In March 1995, the MRI segment was evicted from its facilities and the equipment held under the lease was abandoned. On December 10, 1996 the Registrant and GE executed a settlement agreement whereupon all amounts due and owing to GE were deemed satisfied and the Registrant was released from further liability.

   On August 18, 1994, management decided to discontinue the MRI Segment in light of its recurring losses. The financial statements for 1994 reflect a charge to operations of $750,000 for the estimated loss to be incurred in disposing of this Segment. At November 30, 1996 the amount remaining in the reserve for loss on disposition of the MRI Segment is $95,000 which management believes to be sufficient to satisfy all remaining claims. However, should management successfully negotiate with its creditors, an amount less than initially reserved may be paid resulting in a possible gain to the Registrant. Management has estimated such gain to be in the range of $50,000 to $65,000.

   Nursery Segment

   On February 28, 1991, Sunny's Plants, a wholly-owned subsidiary of DSI acquired (i) all of the assets and assumed certain obligations of IPS, (ii) all of the outstanding shares of Sunshine, (iii) all of the outstanding capital stock of Interior, and (iv) certain real property located in Florida.

   The Nursery Segment, prior to its discontinuance in 1995 as discussed below, had been involved in the production of foliage plants since 1978. The Nursery Segment was engaged primarily in planting, growing and preparing plants for distribution and sale in the wholesale and retail market. Sunny's Plants owned 98 acres and leased 77 acres of land in Homestead, Florida, which is approximately 40 miles South of Miami. In addition, there were two residences and one office building owned by Sunny's Plants on the property. The plants were grown in mass quantities either in shadehouses or greenhouses or in open fields. When grown, the plants were then packaged for sale and shipped in temperature controlled trucks or containers to the indoor foliage plants' target market. The raw materials for plant production were pots, soil and seeds or cuttings required for specific types of plants. The Nursery Segment did not own trucks for shipping its products to customers, but did so through independent trucking companies. For a portion of 1994, the Nursery Segment shipped some products in trucks which it leased from rental companies and which were driven by personnel of the Nursery Segment. Smaller customers benefited from the opportunity to ship smaller quantities since Sunny's
Plants consolidated multiple orders on the same truck.

   The Nursery Segment was extensively damaged by Hurricane Andrew ("the Hurricane") which struck on August 24, 1992. The greenhouses, shadehouses, machinery and equipment, shipping facilities and inventories (consisting of potted and stock plants) as well as the irrigation systems were destroyed and the office and the two residential buildings were damaged. The Nursery Segment was insured against hazards including hurricane damage to its buildings, equipment, inventory, and loss of business to a total of $5,832,590.

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

   On April 6, 1995, the Board of Directors of DSI discontinued the Nursery Segment due to its significant losses which commenced in the third quarter of 1994 and continued through the date of its discontinuance. The accompanying consolidated financial statements for the year ended November 30, 1994 retroactively reflect management's decision to discontinue this Segment including a charge to operations of $3,000,000 in 1994 for the estimated loss to be incurred in disposing of the Segment as well as the estimated losses incurred from November 30, 1994 through April 6, 1995.

   In August, 1995 the Nursery Segment and the Registrant entered into agreements with two of its secured creditors and an unrelated third party ("purchaser") in which the purchaser acquired the collateralized debt of one bank and immediately foreclosed on the debt. The Nursery Segment surrendered to the purchaser all of the assets collateralizing this indebtedness on September 6, 1995. The purchaser took title to assets with an approximate book value of $4,625,000, in exchange for extinguishment of approximately $1,293,000 of collateralized debt obligations of the Nursery Segment. The bank has released the Registrant from its corporate guarantee of this obligation. Additionally, the purchaser assumed a $330,000 note payable of the Registrant and guaranteed to indemnify the Nursery Segment and the Registrant for its liabilities to certain other creditors in an amount not to exceed $404,000. DSI has received a release from it's guarantee of the obligation to the bank as well as it's obligation for the $330,000 note payable. See Note 3 of Notes to Consolidated Financial Statements included as part of Item 8 of this report.

   The agreement with the other bank required the purchaser to repay the outstanding balance of a mortgage note in the approximate amount of $2,128,000 collateralized by the Nursery Segment's real property having an approximate book value of $1,465,000. The Registrant continues to guarantee this indebtedness. The Registrant will remain contingently liable under its guarantee until the purchaser has fully extinguished the indebtedness. The unpaid balance of the purchaser's obligation was approximately $1,980,000 at November 30, 1996.

   As a result of the aforementioned disposition being less favorable than was originally estimated, an additional $2,194,000 was charged to operations during 1995 to increase the reserve for loss on the ultimate disposition of the Nursery Segment. Management is of the belief that its estimate of remaining future costs to be incurred in disposing of this Segment of approximately $443,000 is adequate to provide for future liabilities.

   On July 22, 1996, the Registrant effected the closing of a Stock Purchase Agreement dated as of July 19, 1996, by and between a third party purchaser ("Buyer") and the Registrant. Pursuant to or in accordance with the Agreement, effective upon the closing the Buyer purchased all the outstanding shares of common stock of Sunny's Plants, Inc., the sole stockholder of all the capital stock of Sunshine Botanicals, Inc., Interior Plant Supply, Inc., and Sunny's Trucking, Inc., from the Registrant, in consideration of certain releases and the payment by DSI to the Buyer of $10,000. Furthermore, certain Directors and Officers of DSI resigned from their respective positions as Directors and Officers of Sunny's Plants, Inc. and it's subsidiaries and the Registrant received certain releases. See Notes 1 and 3 of Notes to the Consolidated Financial Statements included as part of Item 8 of this report.

   As of November 30, 1996 estimated liabilities totaling approximately $443,000 relative to certain secured and unsecured claims against the Nursery Segment are included in management's reserve for loss on disposal of the Segment. If the amount actually paid to settle these claims is less than the amount included in the current reserve, then a significant gain to the Registrant could be possible. Management's best estimate of the potential gain is between approximately $75,000 and $418,000. See Notes 1 and 3 of the Notes to Consolidated Financial Statements included as a part of Item 8 of this report.

   There can be no certainty that any or all of the possible gains in the MRI Segment or the Nursery Segment will ever be realized. Their ultimate realization is dependent on a number of factors which may include, among other things, extinguishment of existing liabilities under Federal bankruptcy laws. While management believes either of the two courses of action will relieve the segments of their obligations and result in gains, there can be no certainty of such due to potential rights of creditors under applicable state laws and/or the intricacies of meeting the technical requirements of Federal bankruptcy laws. Because of the inherent problems which could arise under either course of action, the outcome is subject to many issues which are outside the control of management and therefore, the amount of liabilities that may be extinguished and the possible resulting gain, if any, that would be recognized is uncertain at this time.

   The results of the MRI and Nursery Segments have been reported separately as a component of discontinued operations in the consolidated financial statements. Prior year consolidated financial statements have been restated to present these Segments as discontinued operations.

  Summarized results of operations for the years ended November 30, 1996, 1995 and 1994 are as follows:

                                       1996           1995           1994
                                   -----------    -----------     -----------
Revenues                           $       - -    $       - -     $11,047,000
Costs and expenses                         - -            - -      15,010,702
Adjustment to provision for loss
 on disposal (charged) credited      2,893,047     (1,526,060)     (3,750,000)
                                   -----------    -----------     -----------
Gain (loss) before income taxes      2,893,047     (1,526,060)    ( 7,713,702)
                                   -----------    -----------     -----------
Credit for income taxes                    - -            - -     ( 1,392,873)
                                   -----------    -----------     -----------
Income/(loss)                      $ 2,893,047    $(1,526,060)    $(6,320,829)
                                   ===========    ===========     ===========

   Additionally, as of November 30, 1996 and 1995, net liabilities of the discontinued segments are approximately $538,000 and $3,515,000, respectively.

Item 2. Description of Properties

Headquarters and Other Offices

   DSI believes that its facilities, contract drilling rigs and related equipment are suitable and adequate for the current conduct of its operations.

   The Registrant's current principal facilities, their primary functions, respective locations and square footage are as follows:

                                                          Square Feet
                                                          -----------
     Location         Function                      Owned              Leased
   -------------      ---------------             ---------           --------
   Lubbock, Tx.       Executive office                - -               4,000
   Midland, Tx.       Executive office                - -                 220
   Levelland, Tx.     Mechanic/equipment shop      14,000                 - -
   Rock Springs, Wy.  Mechanic/equipment shop       2,400                 - -
   Rock Springs, Wy.  Land (2 acres)               87,120                 - -
   Levelland, Tx.     Land (9 acres)              392,040                 - -

   Drilling Equipment

   The following table sets forth information about the drilling rigs currently owned by Norton Drilling:
                                                        Depth
                                                        Rating
       Rig No.   Drawworks manufacturer                 (feet)
       ------    ----------------------                 ------
         1       Wilson 65........................      10,500
         2       Wilson 42........................       7,500
         3       Wilson 75........................      10,500
         4       Wilson 75........................      10,500
         5       Wilson 75........................      10,500
         6       Wilson 75........................      13,000
         7       Wilson 65........................       8,500
         8       Wilson 75........................      13,000
         9       Gardner Denver 1100E.............      22,000
        10       Gardner Denver 700...............      15,000
        11       Wilson 75........................      12,000
        12       Wilson 75........................      12,000
        14       Unit 712E........................      18,000
        15       Gardner Denver 700...............      14,500
        16       Gardner Denver 500...............      12,500


  Rigs 1 and 2 were not operational during fiscal years 1994 and 1995 and part of 1996. Rig 1 was placed back into service on January 25, 1996 and rig 2 was placed back into service on October 21, 1996 after the necessary capital expenditures were made to make them operational after being idle for the last several years.

  All of the drilling rigs are pledged as collateral on notes payable of Norton. See Note 7 of Notes to Consolidate Financial Statements included as a part of Item 8 of this report.

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

  The Registrant is a named defendant, as guarantor of a lease obligation, in a lawsuit commenced by Colonial Pacific Leasing Corp. in the 11th Judicial Circuit in Dade County, Florida against the Registrant's formerly wholly-owned subsidiary Sunny Plant's Inc. Summary judgment in excess of $363,000 was granted in favor of Colonial Pacific Leasing Corp. on November 15, 1995.

  In September, 1995, the Nursery Segment surrendered to their senior lender real and personal property which constituted substantially all of the property of that segment and ceased to conduct all business operations.

  Amoco Production Company commenced a legal action against Norton Drilling in connection with services rendered in 1993 and 1994. The action was brought in District Court in Hockley County, Texas on April 6, 1995 and seeks damages in the amount of $284,000. Norton Drilling filed a countersuit. Amoco and Norton agreed to a mutual dismissal of their respective actions on February 19, 1997.

  The Registrant is from time to time subject to routine litigation incidental to its business. Other than as set forth above, as of November 30, 1996, there were no pending material proceedings to which the Registrant or management of the Registrant was a party. See Note 14 of Notes to Consolidated Financial Statements included as a part of Item 8 of this report.


Item 4. Submission of Matters to a Vote of Security Holders

  None

                            PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

  The Registrant's common stock, $.01 par value per share, is traded on the NASDAQ National Market under the symbol "DSIC". The table below sets forth the high and low selling prices for the Registrant's common stock for the periods indicated on the NASDAQ National Market.

Fiscal 1995                                         High        Low
-----------                                         ----        ---
December 1, 1994 - February 28, 1995                 .12        .06
March 1, 1995 - May 31, 1995                         .09        .03
June 1, 1995 - August 31, 1995                       .12        .03
September 1, 1995 - November 30, 1995                .12        .03

Fiscal 1996
-----------
December 1, 1995 - February 28, 1996                 .09        .03
March 1, 1996 - May 31, 1996                         .47        .06
June 1, 1996 - August 31, 1996                       .30        .13
September 1, 1996 - November 30, 1996                .75        .13


   On February 12, 1997, the number of holders of record of the Registrant's common stock was approximately 326.

                        DIVIDEND POLICY

   The Registrant has not paid dividends on its common stock in the past and does not expect to pay any dividends on its common stock in the foreseeable future. The Registrant instead intends to retain its earnings to support the operations and anticipated growth of its business. Any future cash dividends would depend on future earnings, capital requirements, the Registrant's financial condition and other factors deemed relevant by the Board of Directors. In addition, the terms of existing bank indebtedness prohibits payment of dividends by the Registrant without prior written consent of its lenders. See
Note 7 of Notes to Consolidated Financial Statements included as a part of Item 8 of this report for discussion regarding certain restrictive covenants included in the Registrant's debt agreements.

              Item 6. Selected Financial Data

   The operations of the MRI Segment and Nursery Segment were discontinued in August 1994 and April 1995, respectively. The financial information below is being provided as restated in the prior years in accordance with the discontinuance of operations. See also PART I, Item 1-Description of Business and Note 3 of Notes to Consolidated Financial Statements included as part of
Item 8 of this report.

                                               Years ended November 30,
                                       ---------------------------------------
                                           1996         1995           1994
                                       -----------   -----------   -----------
Continuing operations:
   Operating revenue                   $26,731,874   $20,645,757   $21,121,885
                                       ===========   ===========   ===========
   Operating costs and expenses         26,169,591    21,244,818    20,928,871
                                       ===========   ===========   ===========
   Income (loss) from continuing
    operations                             537,895   (   868,319)  (   178,508)
   Income (loss) from discontinued
    operations                           2,893,047   ( 1,526,060)  ( 6,320,829)
   Extraordinary gain, net of tax              - -           - -           - -
                                       -----------   -----------   -----------
Net income (loss)                      $ 3,430,942   $(2,394,379)  $(6,499,337)
                                       ===========   ===========   ===========
Earnings (loss) per common share:(1)
   Primary:
    Income (loss) from continuing
     operations                            $.02          $(.04)         $(.01)
    Income (loss) from discontinued
     operations                             .12           (.07)          (.28)
    Extraordinary gain                      - -            - -            - -
                                           ----          -----          -----
   Net income (loss)                       $.14          $(.11)         $(.29)
                                           ====          =====          =====
   Fully diluted:
    Income (loss) from continuing
     operations                            $.02          $(.04)         $(.01)
    Income (loss) from discontinued
     operations                             .12           (.07)          (.28)
    Extraordinary gain                      - -            - -            - -
                                           ----          -----          -----
   Net income (loss)                       $.14          $(.11)         $(.29)
                                           ====          =====          =====
Total assets                         $16,472,973    $13,004,461    $13,007,196
                                     ===========    ===========    ===========
Notes payable, net of current
   maturities                        $ 3,362,755    $   763,738    $ 1,587,248
                                     ===========    ===========    ===========
Stockholders' equity                 $ 4,656,988    $ 1,312,694    $ 3,571,686
                                     ===========    ===========    ===========

Item 6. Selected Financial Data (Continued)
                                           Years ended November 30,
                                        ----------------------------
                                            1993              1992
                                        -----------       -----------
Continuing operations:
   Operating revenue                    $21,563,415       $15,149,321
                                        ===========       ===========
   Operating costs and expenses          21,320,169        15,381,734
                                        ===========       ===========
   Income (loss) from continuing
    operations                           (    5,397)      (   232,413)
   Income (loss) from discontinued
    operations                              167,976           252,049
   Extraordinary gain, net of tax           985,098               - -
                                        -----------       -----------
Net income (loss)                       $ 1,147,677       $    19,636
                                        ===========       ===========
Earnings (loss) per common share:(1)
   Primary:
    Income (loss) from continuing
     operations                               $- -            $(.01)
    Income (loss) from discontinued
     operations                                .01              .01
    Extraordinary gain                         .04              - -
                                              ----            -----
   Net income (loss)                          $.05            $ - -
                                              ====            =====
   Fully diluted:
    Income (loss) from continuing
     operations                               $- -            $(.01)
    Income (loss) from discontinued
     operations                                .01              .01
    Extraordinary gain                         .04              - -
                                              ----            -----
   Net income (loss)                          $.05            $ - -
                                              ====            =====
Total assets                             $26,692,953      $20,790,107
                                         ===========      ===========
Notes payable, net of current
   maturities                            $ 5,962,426      $ 6,043,137
                                         ===========      ===========
Stockholders' equity                     $ 9,887,052      $ 8,739,375
                                         ===========      ===========
(1) Earnings (Loss) Per Common Share:

   Primary net income (loss) per common and common equivalent shares for the five years ended November 30, 1996 has been computed based upon the weighted average number of common shares outstanding during each year and on the net additional number of shares which would be issuable upon the exercise of warrants and stock options, assuming that the Registrant used the proceeds received to purchase additional shares at market value. Common stock equivalents are not included in the outstanding shares computation for 1994, 1995, and 1996 as they were not dilutive.

   Fully diluted earnings per share amounts are based on an increased number of shares that would be outstanding assuming conversion of the subordinated convertible notes payable to affiliates. For purposes of the fully diluted computations, the number of shares that would be issued from the exercise of the warrants and the stock options has been reduced by the number of shares which could have been purchased from the proceeds at the market price of the Company's stock on November 30, 1996, 1993, and 1991 because those prices were higher than the average market prices during those years.

Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

   As of November 30, 1996, DSI had a working capital deficiency of approximately $2,030,000 and cash and cash equivalents of approximately $774,000 as compared to a working capital deficiency of approximately $7,040,000 and cash and cash equivalents of approximately $283,000 at November 30, 1995. For the year ended November 30, 1996, operations provided approximately $896,000 in cash flows and DSI's financing activities provided approximately $952,000. For the year ended November 30, 1995, DSI used approximately $95,000 of its cash flow in operations and its financing activities provided approximately $1,101,000. The provision of funds is largely attributable to the Registrant's increased net income for the year as well as additional borrowings from the Drilling Segment's lenders. See "Part I. Item
1. Description of Business-Industry Segments; Discontinued Operations-MRI Segment and Nursery Segment" of this report and Note 3 of Notes to Consolidated Financial Statements included as part of Item 8 of this report.

   Significant expenditures of DSI primarily consist of the Drilling Segment's continual acquisition of replacement drilling equipment, such as drill collars, drill pipe, engines and transportation equipment to adequately maintain the operating status of the drilling fleet. Such expenditures for the years ended November 30, 1996, 1995 and 1994 approximate $1,878,000, $1,012,000 and
$552,000, respectively. Capital expenditures during fiscal 1994 were curtailed due to significant constraints imposed on the cash flows of the Registrant. The capital expenditures were resumed to their normal level during mid-fiscal year 1995. For the year ending November 30, 1996, the Drilling Segment increased it's purchases of drill pipe. The Drilling Segment anticipates capital expenditures of approximately $1,500,000 for fiscal 1997 to be funded from existing bank credit lines and cash flow from operations. See Note 7 of Notes to Consolidated Financial Statements included as a part of Item 8 of this report. Due to numerous uncertainties regarding the availability, price and delivery of certain drilling equipment, the Registrant's anticipated level of capital expenditures may fluctuate commensurate with the volatility of the industry.

   Management of the Registrant believes that cash flows from operations and borrowings should be sufficient to fund continuing operations and adequately service the Registrant's debt for the next twelve months. However, the ability of the Registrant to perform under the existing terms of its debt agreements and adequately extinguish certain other liabilities associated with its discontinued segments is contingent upon the Registrant's ability to successfully negotiate with its creditors (primarily creditors of the MRI and Nursery Segments). Furthermore, the inherent macroeconomic risks associated with the oil and gas industry, such as the volatility of oil and gas prices, could adversely affect the Registrant's operations. See Notes 1 and 3 of Notes to Consolidated Financial Statements included as part of Item 8 of this report.

   Subsequent to its fiscal year end, Norton entered into two new borrowing arrangements. In January 1997, Norton obtained a $665,000 revolving line of credit from its primary lender that matures in September 1997. In addition, in February 1997 Norton paid off an existing note payable with a remaining principal amount of approximately $131,000. The new note payable provided proceeds of $500,000 and requires monthly principal and interest payments through the date of its maturity in February in 2002.

Results of Continuing Operations

   Comparison of the years ended November 30, 1996 and 1995

   For the year ended November 30, 1996 contract drilling revenues were approximately $26,677,000 as compared to $20,613,000 for the year ended November 30, 1995, an increase of $6,064,000 or 29.4%. Average rig utilization was 82.1% in 1996 compared to 68.6% in 1995. The increase in drilling revenues was due to an increase in rig utilization in the current year. In fiscal 1996, 304 wells were drilled compared to 197 in fiscal 1995. Direct job and rig costs for 1996 were approximately $23,496,000 or 88.1% of contract drilling revenues as compared to $18,860,000 or 91.5% of contract drilling revenues in 1995. The increase in costs was attributable to the increased rig utilization. The decrease in direct job and rig costs as a percentage of contract drilling revenues is due to a reduction in the costs associated with wells drilled on a turnkey basis. Fewer wells were drilled on a turnkey contract basis for large dollar amounts in the current year. This in turn resulted in fewer direct job and rig costs, as wells drilled on a turnkey basis usually incur large amounts of costs. As revenues increased, but direct job and rig costs decreased, this led to a reduction in the percentage of direct job and rig costs to contract drilling revenues. General and administrative expenses for the contract drilling segment were approximately $1,243,000 in 1996 as compared to $978,000 in 1995. General and administrative expenses increased due to the hiring of three additional personnel and an increase in the allowance for doubtful accounts receivable in the approximate amount of $187,000. Net interest expense was $394,000 in 1996 compared to $399,000 in 1995, a decrease of $5,000. The current year decrease is attributable to a decrease in the interest rate paid by the Drilling Segment to its primary creditor. In 1996 income before income taxes and discontinued operations was $598,000 as compared to a loss of $868,000 in 1995. This increase was due to increased rig revenues and a decrease in direct job and rig costs as a percent of gross revenues.

   Comparison of the years ended November 30, 1995 and 1994

   For the year ended November 30, 1995 contract drilling revenues were $20,613,000 as compared to $21,110,000 for the year ended November 30, 1994, a decrease of $497,000 or 2.4%. Average rig utilization was 68.6% in 1995 compared to 69.0% in 1994. The decrease in drilling revenues was due to a decrease in the number of large dollar, turnkey contracts that were completed in the current year. More wells were drilled in 1995 under turnkey contracts, but they were for smaller dollar amounts than in 1994. Direct job and rig costs for 1995 were $18,860,000 or 91.5% of contract drilling revenues as compared to $18,787,000 or 89.0% of contract drilling revenues in 1994. The increase in costs was primarily attributable to three factors. First, labor costs in 1995 increased due to pay raises given in order to retain the work force necessary to operate the rig fleet. Shortages of trained rig workers were experienced in the contract drilling industry. Second, as an incentive to maintain a safe work environment, safety bonuses were increased. Finally, trucking costs increased due to the greater utilization of outside trucking companies to move the rigs. General and administrative expenses for the contract drilling segment were $978,000 in 1995 as compared to $948,000 in 1994. Included in general and administrative expenses for 1995 was an increase in the allowance for doubtful accounts receivable in the approximate amount of $85,000. Conversely, in 1994 there was a collection on account receivable considered in prior years to be uncollectible of approximately $8,000. Furthermore, professional fees incurred by the parent corporation declined in 1995 as compared to 1994 due to the discontinuing of operations of the other two segments as previously discussed. Net interest expense was $399,000 in 1995 compared to $379,000 in 1994, an increase of $20,000. The increase was attributable to an increase in the amount of debt borrowings to pay for equipment purchases, payment of liabilities of the Registrant and to pay vendor accounts payable. In 1995 loss before income taxes and discontinued operations was $868,000 as compared to a loss of $169,000 in 1994. This increase in loss was due to increased direct job and rig costs as a percent of gross revenues.

Results of Discontinued Operations

   MRI Segment

      During fiscal 1994, the Board of Directors of DSI chose to discontinue the MRI Segment due to its recurring losses. In fiscal 1995, all of the assets of this segment were garnished, confiscated or abandoned.

   In fiscal 1996, the results of operations of the MRI Segment was income of approximately $396,000 as compared to income of approximately $668,000 (approximately four months of operations) in fiscal 1995. The change in the segment's results of operations for the year ended November 30, 1996 as compared to 1995 is attributable to management's revision of its initial estimate made in 1994 to reserve for the ultimate loss to be incurred in the disposal of the segment. Such revision resulted in an approximate $396,000 and $668,000 credit to operations for the years ended November 30, 1996 and 1995, respectively.

   The results of operations of this segment was income of $668,000 for the year ended November 30, 1995 (approximately four months of operations), and loss of $741,000 in 1994. The increase in the segment's results of operations for the year ended November 30, 1995 compared to 1994 was attributable to management's revision of its initial estimate made in 1994 to reserve for the ultimate loss to be incurred in the disposal of the segment. Such revision resulted in an approximate $668,000 credit to operations. See also PART 1, Item 1-Description of Business; "Industry Segments-Discontinued Operations" for additional discussion.

   Nursery Segment

   As of November 30, 1994, the Board of Directors of DSI chose to discontinue its Nursery Segment due to its recurring losses. In fiscal 1995, all of the assets of this segment were seized through foreclosure of the segment's indebtedness.

   The results of operations of this segment was income of approximately $2,497,000 in fiscal 1996. This compares to a loss of approximately $2,194,000 in fiscal 1995 (approximately eight and one-half months of operations). The increase in the segment's results of operations for the year ended November 30, 1996 as compared to 1995 is attributable to the sale of the Nursery Segment in July, 1996 which relieved the segment of liabilities to its unsecured creditors, as well as the signing of an agreement in June, 1996 in which the Registrant was indemnified for certain liabilities of the Nursery segment and the payment to a secured creditor by a third party of all amounts due and owing on another liability pursuant to an agreement signed in August 1995.

   The results of operations of this segment in fiscal 1995 was a loss of $2,194,000 (approximately eight and one-half months of operations) compared to loss of $6,453,000 in 1994. The increase in the segment's results of operations for the year ended November 30, 1995 compared to 1994 is attributable to management's estimate of the reserve for ultimate loss to be incurred in the disposal of the segment. In the years ended November 30, 1995 and 1994, the results of operations reflected a charge to this reserve of $2,194,000 and $3,000,000, respectively.

Forward-Looking Information

   When used in this report, the words "believes", "anticipates", "expect", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially, including, but not limited to, those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Registrant undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Recent Accounting Standards

   SFAS 123, " Accounting for Stock-Based Compensation" which was issued in 1995 is not effective until fiscal year 1997. The Statement defines a fair value based method of accounting (i.e., using an option pricing model such as Black-Scholes) for employee stock options or similar equity instrument plans, but also allows an entity to measure compensation costs for those plans using the intrinsic value (the amount by the amount by which the market price of the underlying stock exceeds the underlying price of the option) based method of accounting as prescribed by Accounting Principles Board Opinion No. 25. The Company plans to continue using the intrinsic value based method.

   SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued in 1996 and is not effective until fiscal year 1997. This statement provides standards for transfers and servicing of financial assets and extinguishments of liabilities that are based on consistent application of a "financial-components approach" that focuses on control. Preliminary analysis of this new standard by management indicates that it will not have a material adverse impact on the Company.

Item 8. Financial Statements

   Consolidated Financial Statements are filed as a part of this report at the end of PART IV beginning at page F-1, Index to Consolidated Financial Statements and are incorporated herein by this reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                             PART III

Item 10.  Directors and Executive Officers of the Registrant

   The Company's Board of Directors consists of seven members, each of which hold office until the next Annual Meeting of Stockholders and until the election and qualification of their respective successors. Each of the persons listed below is presently a director of the Company and, with the exception of Brian J. McDonald and Larry Adkins, was elected to such office at the last Annual Meeting of Stockholders. In December 1992, Mr. McDonald was appointed a Director by the remaining members of the Board of Directors to fill a vacancy caused by the resignation of Christopher Paul Carvalho. In June 1996, Larry Adkins was appointed a Director by the remaining members of the Board of Directors to fill a vacancy caused by the resignation of D. Brian Hew, Robert
C. Hew and Peter L. Hew.

   The following biographical information is provided with respect to each director:

Harvey Bayard, age 65, has been a Director of the Company since December 1983. Harvey Bayard has been a practicing certified public accountant in New York for more than 35 years and has operated his own financial consulting practice. Presently he is an account executive with Securities and Investment Planning Co., a member of the NASD. He was co-founder and from August 1980 to April 1982 , was Treasurer of Autospa Corporation, a nationwide automobile service and franchise company which consummated an initial public offering in 1985.
In 1983, Mr. Bayard founded Diagnostic Sciences, Inc., a developer of MRI diagnostic imaging centers, of which he was its Chief Financial Officer through January 1982 and which consummated an initial public offering in March 1987. From 1992 to Feb. 1995, Mr. Bayard was Treasurer and Director of ObjectSoft Corp., a developer of software based on object related technology utilizing a
Microsoft Windows platform.   Mr. Bayard, from 1988 until 1989 was an account
executive with Global Capital Securities, Inc., a full service securities brokerage firm and member of the NASD and from April 1991 through July 1996 was an account executive with Lew, Lieberbaum, Inc., an investment banking firm and member of NASD. Mr. Bayard earned a Bachelor of Science Degree and Master of Business Administration Degree from New York University.

Kenneth M. Levy, age 50, has been a Director of the Company since February 1988, and was Secretary of the Company from 1988 to 1991. In October 1994, Mr. Levy was appointed as the Executive Vice President of the Company. From 1991 through 1994 he was Vice President and a Director of M.R. International, Inc., a corporation involved with trade in Russia. He was the Secretary/Treasurer and a Director of Global Capital Group from 1988 to 1991. From 1984 to 1987, Mr. Levy was self-employed and worked as an investment banker. He has initiated and participated in public offerings, private placements, mergers and acquisitions, and public financing, as well as acting as a consultant to public and private companies. Mr. Levy is a Director of America Electromedics Corporation.

Brian J. McDonald, age 30, has been a Director of the Company since December 1992 and is currently Assistant Secretary and Assistant Treasurer of the Company. From July 1992 through September 1, 1993, Mr. McDonald served as the Company's Treasurer and Vice President, and as its Chief Financial Officer until October 16, 1993. From February 1990 through September 1, 1993, Brian
J. McDonald was Vice President of the Company's subsidiary Lobell Corp. and was also responsible for overseeing the financial and general management operations of the Company. He is President, Chief Executive Officer and a Director of Spur Ventures, Inc., a private investment group. Mr. McDonald was a Director of F.C. Financial Services, Inc. from 1989 to June 1994 and from September 1989 to February 1990 was employed as a financial analyst at First Capital Advisors. Mr. McDonald received his Bachelor of Business Administration from the University of Texas.

John W. Norton, age 36, has been a Director of the Company since October 1991. Mr. Norton is a sales representative with the Company's subsidiary, Norton Drilling Company. From 1991 until 1994, Mr. Norton was a Vice President of the Company's subsidiary, Norton Drilling Company, and a drilling engineer for Norton Drilling Company and its predecessor corporation since 1987. From 1986 to 1987, John W. Norton was self-employed as a drilling engineer consultant. John W. Norton received his Bachelor of Science degree in Petroleum Engineering from Texas A&M University.

Sherman H. Norton, Jr., age 66, has been a Director of the Company since October 1991 and Chairman of the Board of the Company since August 1993 and Chief Executive Officer and President since May 1995. He is currently and has been the President of the Company's subsidiary, Norton Drilling Company, and its predecessor corporation since 1976. Sherman H. Norton, Jr. received his Bachelor of Science degree in Petroleum Engineering from the University of Oklahoma.

S. Howard Norton, III, age 39, has been a Director of the Company since October 1991. Mr. Norton is a sales representative with the Company's subsidiary, Norton Drilling Company. From 1991 until 1994, Mr. Norton was a Vice President of the Company's subsidiary, Norton Drilling Company, and its predecessor corporation since 1982. S. Howard Norton, III received his Bachelor of Business Administration degree from Texas A&M University.

Larry Adkins, age 49, has been a Director of the Company since June 1996. Mr. Adkins is a senior vice president and operations manager with Marine Drilling Company, a position he has held since 1993. Prior to that Mr. Adkins was vice president and operations manager with Marine Drilling Company. Mr. Adkins received his Bachelor of Science degree in Broad Field Sciences from Texas Tech University.

   In addition to the persons listed above, the only other executive officer of DSI is David W. Ridley. Mr. Ridley, age 40, became the Company's Chief Financial Officer, Vice President and Treasurer on October 16, 1993 and performs similar duties for the Company's subsidiaries, Norton Drilling Company and Lobell Corporation.

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

Item 11.  Executive Compensation

   The following table sets forth information regarding all compensation paid by the Registrant to executive officers of the Company whose compensation exceeded $100,000.

Highly Compensated Executive Officers

                                              Annual Compensation
                                       ---------------------------------------
Name of Executive and                                Other Annual   All Other
Principal Positions             Year   Salary  Bonus Compensation  Compensation
-------------------             ----  -------  ----- ------------  ------------
Sherman H. Norton, Jr., CEO,
   President, and Chairman of
   the Board of DSI, President
   of Norton Drilling            1996 $104,500 $   - - $      - -  $      - -
   Company                       1995   90,958  12,500        - -         - -

S. Howard Norton, III, Secre-
   tary of DSI and Director
   of the Company                1996  104,500     - -        - -         - -

John W. Norton, Assistant
   Secretary of DSI and
   Director of the Company       1996  104,500     - -        - -         - -

D. Brian Hew, former Director
   of the Company; former
   President/Treasurer of Sunny's
   Plants, Inc., Sunshine        1996      - -     - -        - -         - -
   Botanicals, Inc. and          1995   65,798(1)  - -        - -         - -
   Interior Plant Supply, Inc.   1994  132,009     - -        - -         - -

Peter L. Hew, former Director
   of the Company; former Vice
   President /Secretary of Sunny's
   Plants, Inc., Sunshine        1996      - -      - -         - -       - -
   Botanicals, Inc. and          1995   52,616(1)   - -         - -       - -
   Interior Plant Supply, Inc.   1994  118,138      - -         - -       - -

   (1) Includes Salary through August 11, 1995, the last date of employment by the Nursery Segment.

Director Compensation for Last Fiscal Year

                                Annual retainer    Consulting fees/
    Name                             fees             other fees
   -----                        ---------------    ----------------
   Harvey Bayard                    $ 4,000           $  1,046
   Kenneth Levy                     $ 4,000           $ 15,750
   Brian J. McDonald                $ 4,000           $    - -
   Larry Adkins                     $ 2,000           $    - -
   Robert C. Hew                    $ 1,000           $    - -

   Harvey Bayard was paid other fees for work performed on behalf of DSI in prior years.

   Kenneth Levy was paid $2,500 per month for work performed on behalf of DSI in connection with services provided to DSI outside of his normal director duties.

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

    On October 1, 1991, the Company, through its subsidiary, Norton Drilling Company, entered into five-year employment contracts with each of Sherman H. Norton, Jr., S. Howard Norton, III, John William Norton and Johnie P. Rose. In addition to the applicable base salaries payable under each employment agreement, the four employees could allocate among themselves an aggregate of $50,000 in additional compensation each year over the total compensation paid to such employees as a group during the prior year. Pursuant to these employment agreements, the employees agreed not to compete with Norton Drilling Company for a five-year period.

   On December 1, 1995, the Company, through its subsidiary, Norton Drilling Company, entered into new five-year employment contracts with Sherman H. Norton, Jr, S. Howard Norton, III, John William Norton and Johnie P. Rose which effectively replaced the above-mentioned agreements. The new contracts provide for annual salaries of $104,500 to each of these employees. The provisions of the new contracts are the same as the prior contracts except for the amount of salary and provision for annual bonuses.

   On December 1, 1995, Norton entered into a three-year employment agreement with one of it's employees which provides for a salary of $78,000 per year.

Stock Options

   No stock options were granted to, or exercised by Sherman H. Norton, Jr., S. Howard Norton III, John W. Norton, D. Brian Hew or Peter Hew during the fiscal year ended November 30, 1996.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth information, as of January 31, 1997, with respect to those persons or groups known to the Company who beneficially own more than 5% of the Company's common stock, for all directors of the Company, for David W. Ridley who is an executive officer of the Company, and for all directors and officers as a group.

                                  Amount and Nature of          Percent
Name of Beneficial Owner         Beneficial Ownership(1)       of Class (8)
------------------------         ----------------------        -----------
  Sherman H. Norton, Jr. . . . . . . . . .2,716,292(2)           11.4%
    5211 Brownfield Highway, Suite 230
    Lubbock, Texas 79407-3501

  Harvey Bayard. . . . . . . . . . . . . . . 41,500(3)            *

  Kenneth M. Levy. . . . . . . . . . . . . .175,000(4)            0.1

  Brian J. McDonald. . . . . . . . . . . . . 10,200(5)            *

  S. Howard Norton, III . . . . . . . . ..   771,805              3.4

  John William Norton. . . . . . . . . . . ..771,805              3.4

  David W. Ridley. . . . . . . . . . . . . . 22,000(6)            *

  All directors and executive officers
   as a group (7 persons). . . . . . . . .4,508,602(7)           18.8

*   Less than 1%.

(1) All information is as of January 31, 1997 and was determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 based upon information furnished by the persons listed or contained in filings made by them with the Securities and Exchange Commission or otherwise known to the Company. Unless otherwise indicated, beneficial ownership disclosed consists of sole voting and dispositive power. Sherman H. Norton, Jr. is the father of S. Howard Norton and John William Norton, who are all directors of the Company.

(2) Includes 931,818 shares of Common Stock issuable pursuant to a convertible note held by Mr. Norton which becomes due on May 18, 1998.

(3) Includes (i) options to purchase 20,000 shares of Common Stock at an exercise price of $0.375 per share which expire on May 19, 1998; (ii) options to purchase 10,000 shares of Common Stock at an exercise price of $0.391 per share which expire on August 27, 1998; and (iii) options to purchase 10,000 shares of Common Stock at an exercise price of $0.34 per share which expire on May 19, 1999.

(4) Includes (i) options to purchase 20,000 shares of Common Stock at an exercise price of $0.375 per share which expire on May 19, 1998; (ii) options to purchase 10,000 shares of Common Stock at an exercise price of $0.391 per share which expire on August 27, 1998; (iii) options to purchase 10,000 shares of Common Stock at an exercise price of $0.34 per share which expire on May 19, 1999; and (iv) options to purchase 100,000 shares of common stock at an exercise price of $0.125 per share which expire on October 15, 1999.

(5) Includes (i) options to purchase 10,000 shares of Common Stock at an exercise price of $0.34 per share which expire on May 19, 1999.

(6) Includes 4,000 shares of Common Stock owned by Mr. Ridley's wife, as to which shares Mr. Ridley disclaims all beneficial ownership, and options to purchase 8,000 shares of Common Stock at an exercise price of $0.406 per share which expire on May 19, 1998.

(7) Includes the securities described above listed in footnotes (2) through (6) above.

(8) Shares of Common Stock subject to option currently exercisable, or exercisable within sixty days, are deemed outstanding for computing the percentage of ownership of the person holding the options, but not deemed outstanding for computing the percentage of ownership of any other person.

Item 13. Certain Relationships and Related Transactions

     During May, 1993 a former officer of Norton, and an officer/director of DSI, advanced $500,000 ($90,000 and $410,000, respectively) to Norton in the form of unsecured demand notes, bearing interest equal to the entity's primary lending institution's prime rate. Interest charged to operations on the notes payable was $41,651, $49,116 and $35,579 in 1996, 1995 and 1994, respectively.
The notes are convertible into DSI's common stock at $0.44 per share for an aggregate 1,136,364 shares of DSI's common stock.

    Two officers/directors of DSI, a corporation owned by an officer/director of DSI, and one former officer of Norton have ownership interests in an entity from which Norton acquired drilling rig machinery at a cost of $98,207 in 1994. On December 6, 1993 this entity loaned Norton $62,000 which was repaid on January 13, 1994 along with accrued interest in the amount of $239.

    In the year ended November 30, 1995, the three individuals and corporation mentioned above, along with Norton, participated in a joint venture in three wells. The joint venture contracted with Norton to drill, equip, and operate the three wells and incurred costs totaling approximately $83,000 and $716,000 for the years ending November 30, 1996 and 1995, respectively.

    In April, 1996, Norton sold substantially all of its interest in the joint venture to a corporation in which the two officers/directors of DSI, the corporation owned by a director of DSI and the former officer of Norton, are stockholders. The sales price of the interest sold was $200,000 and Norton realized a gain on the sale of the interest of approximately $117,000. The corporation's pro rata share of the costs from the date of sale to November 30, 1996 was approximately $11,000 of which approximately $700 was outstanding at November 30, 1996.

    Each joint venture participant was liable for their pro rata share of the costs incurred. Norton's share was approximately $17,000 and $200,000 for the years ending November 30, 1996 and 1995, respectively. The aggregate costs to be borne by the five related parties mentioned above was approximately $19,000 and $79,000 for the years ending November 30, 1996 and 1995, respectively. The amounts due from the related parties at November 30, 1996 and 1995 was approximately $1,000 and $11,000, respectively.

    On October 3, 1995, DSI issued 1,083,096 shares of its common stock at $0.125 per share to a corporation owned by two former directors/officers of DSI and their spouses in satisfaction of an indebtedness of the Nursery Segment of $135,387.

    On June 6, 1996, DSI repurchased the 1,083,096 shares of its common stock mentioned above at $0.08 per share from the corporation owned by the two former directors/officers of DSI and their spouses as part of a stock purchase and settlement agreement.

    See Note 12 of Notes to Consolidated Financial Statements included as part of Item 8 of this report.

                                PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of this report:
    --------------------------------------
       (1)    Reports of Independent Certified Public Accountants;

       (2)    Consolidated Financial Statements; and

       (3)    Notes to Consolidated Financial Statements:


    The response to this portion of Item 14 is submitted as a separate section of the report starting on page F-1.

(b) Reports on Form 8-K:
    -------------------
    On June 6, 1996, the registrant effected the closing (the "Closing") of a Stock Purchase and Settlement Agreement (the "Agreement"), dated as of May 30, 1996, by and between Brian Hew, Peter Hew and Everbloom Growers, Inc., a Florida corporation whose sole stockholders are Brian Hew and Peter Hew and the Registrant and the following direct and indirect wholly owned subsidiaries of the registrant (collectively, the "DSI Affiliates"):
Sunny's Plants, Inc., a Florida corporation, Sunshine Botanicals, Inc., a Florida corporation , Interior Plant Supply, Inc., a Florida corporation, Sunny's Trucking, Inc., a Florida corporation ( the "Nursery Group"), Norton Drilling Company, a Delaware corporation , and Lobell Corp., a Delaware corporation.

    Pursuant to or in accordance with the Agreement, effective upon the Closing, the following occurred: (a) The Registrant purchased 1,083,096 shares of common stock, par value $.01 per share, of the Registrant from Everbloom Growers, Inc. in consideration of the payment of $86,647.68; (b) Each of Brian Hew, Peter Hew and Robert Hew resigned from the board of directors of the Registrant and Brian Hew and Peter Hew resigned from all offices held by them with the Registrant and the DSI Affiliates; (c) The Registrant delivered $30,000 to be used to assist in the resolution of certain pending tax claims against the Nursery Group; (d) The Registrant received an indemnification agreement and; (e) The Registrant and Brian Hew, Peter Hew and Robert Hew agreed to certain releases and indemnification.

    On July 22, 1996, the Registrant effected the closing of a Stock Purchase Agreement dated as of July 19, 1996, by and between a third party purchaser ("Buyer") and the Registrant.

    Pursuant to or in accordance with the Stock Purchase Agreement, effective upon the Closing, the following occurred: (a) Buyer purchased all the outstanding shares of common stock of Sunny's Plants, Inc., the sole tockholder of all the capital stock of Sunshine Botanicals, Inc., Interior Plant Supply, Inc., and Sunny's Trucking, Inc., from the Registrant, in consideration of certain releases and the payment by DSI to Buyer of $10,000;
(b) Each of Sherman Norton, Howard Norton, Jay Norton and David Ridley resigned from their respective positions as Directors and Officers of Sunny's Plants, Inc. and the Subsidiaries; and (c) The Registrant received the Release Agreement.

    On August 7, 1996, the Registrant executed a Security Agreement and a Guaranty Agreement (the "Agreements") dated as of August 1, 1996 by and between The Plains National Bank of West Texas (the "Lender") and the Registrant.

    Pursuant to or in accordance with the Agreements, the Registrant granted to the Lender a continuing security interest in all of the outstanding common stock (1,000 shares) of its only operating subsidiary, Norton Drilling Company ("Norton"), evidenced by common stock certificate #1. Furthermore, the Registrant unconditionally guaranteed the prompt and full payment and performance of Norton's present and future, joint and/or several, direct and indirect, absolute and contingent, express and implied, indebtedness, liabilities, obligations and covenants to Lender, including any amendments, extensions, modifications, renewals, or substitutions, thereto. The Registrant's obligations under the Agreements are unlimited and shall include all present or future obligations between Norton and the Lender, together with all interest and all of Lender's expenses and costs, incurred in connection with the obligations.

    The Agreements were executed in consideration for the Lender's funding of a promissory note in the amount of $3,000,000 and a revolving or draw note with a borrowing facility of $750,000. Payment on the $3,000,000 note shall be made on demand, but if no demand is made, then in 82 payments of principal in the amount of $35,715.00 plus accrued interest beginning September 1, 1996 and continuing at monthly time intervals thereafter. A final payment of the unpaid principal balance plus accrued interest is due and payable on July 1, 2003. The $750,000 note is due on demand, but if no demand is made, then interest only payments beginning September 1, 1996 and continuing at monthly time intervals thereafter. A final payment of the unpaid principal balance plus accrued interest is due and payable on April 1, 1997. See Note 7 of Notes to Consolidated Financial Statements included as Item 8 of this report.

(c) Exhibits required by Item 601 of Regulation S-K are as follows:
    --------------------------------------------------------------
Exhibit No.                            Name
-----------                            ----
    (3)      Articles of Incorporation and By-Laws
             -------------------------------------
    3.1      Certificate of Incorporation of Registrant, as amended, filed as
             Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1992 and incorporated herein by reference.

    3.2 By-Laws of Registrant, as amended, filed as Exhibit 3(ii) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1993 and incorporated herein by reference.

    3.3      By Laws of the Registrant, as amended.

    (10)     Material Contracts
             ------------------
    10.1 Agreement between Diagnostic Sciences, Inc. and First Capital Partners, effective January 6, 1989, filed as Exhibit (10)A to the Annual Report on Form 10-K for the year ended November 30, 1990 (the "1990 10-K"), and incorporated herein by reference.

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

    10.4 Agreement and Plan of Reorganization (the "Agreement and Plan of Reorganization") made and entered into October 3, 1990, by and between Diagnostic Sciences, Inc. and Sunshine Botanicals, Inc., Interior Plant Supply, Inc., David Brian Hew and Christopher Paul Carvalho, filed as Exhibit (10)A to the March 15, 1991 Form 8-K and incorporated herein by reference.

    10.5 Amendment, dated as of October 3, 1990, to the Agreement and Plan of Reorganization, filed as Exhibit (10)C to the March 15, 1991 Form 8-K, and incorporated herein by reference.

    10.6 IPS Agreement, dated February 28, 1991, filed as Exhibit (10)P to the Current Report on March 15, 1991 Form 8-K, and incorporated herein by reference.

    10.7 Assignment and Assumption Agreement pursuant to Section 3.1 of theIPS Agreement, filed as Exhibit (10)Q to the March 15, 1991 Form 8-K, and incorporated herein by reference.

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

    10.30 Form of Employment Agreement entered into as of December 1, 1995 between Norton Drilling Company and each of Sherman H. Norton, Jr., S. Howard Norton, III, J.P.Rose and John W. Norton filed as an Exhibit to the Registrant's 1995 Form 10-K and incorporated herein by reference.

    10.31 Stock Purchase and Settlement Agreement, dated as of May 30, 1996, by and between D. Brian Hew ("Brian Hew"), Peter Hew ("Peter Hew") and Everbloom Growers, Inc., a Florida corporation whose sole stockholders are Brian Hew and Peter Hew and the Registrant and the following direct and indirect wholly owned subsidiaries of the registrant: Sunny's Plants, Inc., a Florida corporation, Sunshine Botanicals, Inc., a Florida corporation, Interior Plant Supply, Inc., a Florida corporation, Sunny's Trucking, Inc., a Florida corporation, Norton Drilling Company, a Delaware corporation, and Lobell Corp., a Delaware corporation filed as an Exhibit to the Registrant's Form 8-K dated June 6, 1996 and incorporated herein by reference.

    10.32 Indemnification Agreement, dated as of June 6, 1996 by Tuttle's Design-Build, Inc. and Brian and Merja Tuttle in favor of the Registrant filed as an Exhibit to the Registrant's Form 8-K dated June 6, 1996 and incorporated herein by reference.

    10.33 Stock Purchase Agreement dated as of July 19, 1996, by and between Morgan Roark ("Buyer"), DSI Industries, Inc., a Delaware corporation ("DSI") and, for purposes of Section 4.3 only, Sherman Norton, Howard Norton, Jay Norton and David Ridley filed as an Exhibit to the Registrant's Form 8-K dated July 22, 1996 and incorporated herein by reference.

    10.34 Release Agreement, dated as of July 22, 1996 by Sunny's Plants, Inc., a Florida corporation ("Sunny's"), Sunshine Botanicals, Inc., a Florida corporation and a wholly-owned subsidiary of Sunny's ("Sunshine"), Interior Plant Supply, Inc., a Florida corporation and a wholly-owned subsidiary of Sunny's ("Interior"), and Sunny's Trucking, Inc., a Florida corporation and a wholly-owned subsidiary of Sunny's ("Trucking") and together with Sunny's, Sunshine and Interior, the ("Releasors") in favor of DSI and each affiliate of DSI and the officers, directors, employees, principals and agents of each of them filed as an Exhibit to the Registrant's Form 8-K dated July 22, 1996 and incorporated herein by reference.

    10.35 Commercial Security Agreement dated as of August 1, 1996, by and between The Plains National Bank of West Texas and DSI Industries, Inc. filed as an Exhibit to the Registrant's Form 8-K dated August 7, 1996 and incorporated herein by reference.

    10.36 Commercial Continuing Guaranty, dated as of August 1, 1996 by and between The Plains National Bank of West Texas and DSI Industries, Inc. filed as an Exhibit to the Registrant's Form 8-K dated August 7, 1996 and incorporated herein by reference.

    11.1     Statement re Computation of Per-Share Earnings

      (22) The subsidiaries of the Registrant are: Norton Drilling Company, a Delaware corporation, and Lobell Corp., a Delaware corporation.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        DSI INDUSTRIES, INC.


Dated: February 23, 1997     By: /s/ Sherman H. Norton, Jr.
                                 Sherman H. Norton, Jr.
                                 Chairman, Chief Executive Officer and President
Dated: February 23, 1997     By: /s/ David Ridley
                                 David Ridley, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

Dated: February 23, 1997     By: /s/ Harvey Bayard
                                 Harvey Bayard, Director

Dated: February 23, 1997     By: /s/ Brian J. McDonald
                                 Brian J. McDonald, Director

Dated: February 23, 1997     By: /s/ Kenneth Levy
                                 Kenneth Levy, Director

Dated: February 23, 1997     By: /s/ S. Howard Norton
                                 S. Howard Norton, III, Director

Dated: February 23, 1997     By: /s/ Sherman H. Norton
                                 Sherman H. Norton, Jr., Director

Dated: February 23, 1997     By: /s/ John William Norton
                                 John William Norton, Director

Dated: February 23, 1997     By: /s/ Larry Adkins
                                 Larry Adkins, Director

                        DSI INDUSTRIES, INC.

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page No.


Reports of Independent Accountants
----------------------------------
Robinson Burdette Martin & Cowan, L.L.P.................................F-2

Weinick Sanders & Co., L.L.P............................................F-3

Financial Statements:
--------------------
Consolidated Balance Sheets.............................................F-4

Consolidated Statements of Operations...................................F-6

Consolidated Statements of Stockholders' Equity.........................F-8

Consolidated Statements of Cash Flows...................................F-9

Notes to Consolidated Financial Statements..............................F-11

      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


  Board of Directors and Stockholders
  DSI Industries, Inc.
  Lubbock, Texas


  We have audited the accompanying consolidated balance sheets of DSI Industries, Inc. and Subsidiaries as of November 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DSI Industries, Inc. and Subsidiaries as of November 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





  Robinson Burdette Martin & Cowan, L.L.P.



  Lubbock, Texas
  February 19, 1997,  except as to the
    information presented in the second
    paragraph of Note 17, for which the
    date is February 25, 1997

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


  To the Board of Directors and Stockholders
  DSI Industries, Inc.


  We have audited the consolidated statements of operations, stockholders' equity, and cash flows of DSI Industries, Inc. and Subsidiaries for the year ended November 30, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of DSI Industries, Inc. and Subsidiaries for the year ended November 30, 1994 in conformity with generally accepted accounting principles.



  Weinick, Sanders & Co. LLP


  New York, NY
  February 1, 1995 (Except as to portions of Notes
    1, 3 and 7 as to which the date is April 7, 1995)

                           DSI INDUSTRIES, INC. AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS

                                        A S S E T S

                                                         November 30,
                                                    ---------------------
                                                       1996       1995
                                                    ---------- ----------
  Current assets:
    Cash and cash equivalents                      $   774,226$   283,055
    Accounts receivable trade, less allowance
     for doubtful accounts of $278,053 and $90,000   4,571,323  2,171,187
    Costs and estimated earnings in excess of
     billings on uncompleted contracts                 711,355    518,529
    Insurance proceeds recoverable                     153,586    682,661
    Prepaid expenses and other current assets          212,625    233,007
                                                    ---------- ----------
            Total current assets                     6,423,115  3,888,439

  Property and equipment, at cost, net of
    accumulated depreciation and depletion           8,508,540  7,410,612

  Goodwill, net of accumulated amortization
    of $492,170 and $396,910 as of November 30,
    1996 and 1995, respectively                      1,412,327  1,507,587
  Security deposits                                    128,991    197,745
  Other assets                                             - -         78
                                                   ----------- ----------
            Total assets                           $16,472,973$13,004,461
                                                   =========== ==========
                           (Continued)

 The accompanying notes are an integral part of these consolidated financial statements.

             DSI INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Continued)

               LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        November 30,
                                                   ----------------------
                                                      1996        1995
                                                   ----------  ----------
 Current liabilities:
    Current maturities of notes payable           $ 1,520,964 $ 2,661,391
    Accounts payable                                4,986,701   3,957,514
    Billings in excess of costs of
     uncompleted contracts                             15,293         - -
    Accrued expenses and other current
     liabilities                                    1,391,915     794,084
    Net liabilities of discontinued operations        538,357   3,515,040
                                                   ----------  ----------
            Total current liabilities               8,453,230  10,928,029
                                                   ----------  ----------
 Notes payable, less current maturities             3,362,755     763,738
                                                   ----------  ----------
            Total long-term obligations             3,362,755     763,738
                                                   ----------  ----------
 Commitments and contingencies                            - -         - -

 Stockholders' equity:
    Common stock-par value $.01;
     authorized-100,000,000 shares,
     issued - 23,893,365 shares;
     outstanding - 22,810,269 and 23,893,365
     shares at November 30, 1996 and 1995,
     respectively                                     238,934     238,934
    Additional paid-in capital                      9,716,928   9,716,928
    Accumulated deficit                            (5,212,226)( 8,643,168)
                                                   ----------  ----------
                                                    4,743,636   1,312,694
    Less treasury stock, at cost                   (   86,648)        - -
                                                   ----------  ----------
     Total stockholders' equity                     4,656,988   1,312,694
                                                   ----------  ----------
     Total liabilities and stockholders' equity   $16,472,973 $13,004,461
                                                   ==========  ==========
 The accompanying notes are an integral part of these consolidated financial statements.

                  DSI INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Year ended November 30,
                                          -------------------------------------
                                              1996        1995       1994
                                           ----------   ----------   ----------
Operating revenues:
  Contract drilling revenues              $26,676,573  $20,613,287  $21,110,439
  Other                                        55,301       32,470       11,446
                                           ----------   ----------   ----------
     Total operating revenues              26,731,874   20,645,757   21,121,885
                                           ----------   ----------   ----------
Operating costs and expenses:
  Direct drilling costs                    23,495,747   18,860,006   18,787,362
  General and administrative                1,471,118      978,080      948,185
  Depreciation, depletion and amortization  1,187,218    1,223,384    1,141,658
  Other                                        15,508      183,348       51,666
                                           ----------   ----------   ----------
     Total operating costs and expenses    26,169,591   21,244,818   20,928,871
                                           ----------   ----------   ----------
     Operating income (loss)                  562,283  (   599,061)     193,014
                                           ----------   ----------   ----------
Other income (expense):
  Net gain on sale of assets                  369,398      111,165        1,235
  Interest expense                        (   393,786) (   398,896) (   405,934)
  Interest income                                 - -          - -       27,409
  Estimated loss on idle equipment                - -          - -  (   189,968)
  Other                                           - -       18,473      205,736
                                           ----------   ----------   ----------
     Total other expenses, net            (    24,388) (   269,258) (   361,522)
                                           ----------   ----------   ----------
Income (loss) before provision for income taxes
  and discontinued operations                 537,895  (   868,319) (   168,508)
                                           ----------   ----------   ----------
Income taxes:
  Current                                         - -          - -      161,000
  Deferred tax expense (benefit)                  - -          - -  (   151,000)
                                           ----------   ----------   ----------
     Income tax expense                           - -          - -       10,000
                                           ----------   ----------   ----------
Income (loss) from continuing operations      537,895  (   868,319) (   178,508)
                                           ---------    ----------   ----------
Discontinued operations:
  Loss from discontinued operations, net of
     income tax effect of $-0-, $-0- and
     $(1,392,873)                                 - -          - -  ( 2,570,829)
  Adjustment to provision for loss on
     disposal (charged) credited            2,893,047  ( 1,526,060) ( 3,750,000)
                                           ----------   ----------   ----------
Income (loss) from discontinued operations  2,893,047  ( 1,526,060) ( 6,320,829)
                                           ----------   ----------   ----------
Net income (loss)                         $ 3,430,942 $( 2,394,379) $(6,499,337)
                                           ==========   ==========   ==========
                            (Continued)

The accompanying notes are an integral part of these consolidated financial statements.

             DSI INDUSTRIES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF OPERATIONS

                          (Continued)

                                                Year ended November 30,
                                             ----------------------------
                                               1996       1995       1994
                                             ------      ------     -----
Net income per common share
  Primary:
     Income (loss) from continuing operations  $.02      $(.04)     $(.01)
     Income (loss) from discontinued operations .12       (.07)      (.28)
                                               ----      -----      -----
     Net income (loss)                         $.14      $(.11)     $(.29)
                                               ====      =====      =====
  Assuming full dilution:
     Income (loss) from continuing operations  $.02      $(.04)     $(.01)
     Income (loss) from discontinued operations .12       (.07)      (.28)
                                               ----      -----      -----
     Net income (loss)                         $.14      $(.11)     $(.29)
                                               ====      =====      =====
Weighted average number of common shares
  outstanding
     Primary                              23,365,170  22,961,606 22,698,801
                                          ==========  ========== ==========
     Assuming full dilution               24,674,279  22,961,606 22,698,801
                                          ==========  ========== ==========

The accompanying notes are an integral part of these consolidated financial statements.

                 DSI INDUSTRIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     Common Stock            Treasury Stock
                               -----------------------   ---------------------
                                 Shares      Par Value    Shares     Par Value
                               ----------    ---------   --------   ----------
Balance, November 30, 1993     22,618,250    $ 226,182       - -    $     - -

   Exercise of stock options       27,000          270       - -          - -

   Shares issued to purchase
     minority interest in
     subsidiary                   165,019        1,651       - -          - -

     Net loss                         - -          - -       - -          - -
                               ----------     ---------  --------    ---------
Balance, November 30, 1994     22,810,269       228,103      - -          - -

   Shares issued in satisfaction
     of subsidiary obligation   1,083,096        10,831      - -          - -

     Net loss                         - -           - -      - -          - -
                               ----------     ---------  ---------    --------
Balance, November 30, 1995     23,893,365       238,934      - -          - -

   Purchase of treasury stock         - -           - -  1,083,096    ( 86,648)

    Net income                        - -           - -      - -          - -
                               ----------     ---------  ---------     -------
Balance, November 30, 1996     23,893,365     $ 238,934  1,083,096    $(86,648)
                               ==========     =========  =========     =======

                                                   Retained
                                 Additional        Earnings/           Total
                                  Paid in       (Accumulated)     Stockholders'
                                  Capital          Deficit            Equity
                                ----------       -----------      ------------
Balance, November 30, 1993      $9,410,322       $   250,548       $ 9,887,052

   Exercise of stock options         5,637               - -             5,907

   Shares issued to purchase
    minority interest in
    subsidiary                     176,413               - -           178,064

     Net loss                          - -        (6,499,337)       (6,499,337)
                                ----------        ----------        ----------
Balance, November 30, 1994       9,592,372        (6,248,789)        3,571,686

   Shares issued in satisfaction
     of subsidiary obligation      124,556               - -           135,387

     Net loss                          - -        (2,394,379)       (2,394,379)
                                ----------        ----------        ----------
Balance, November 30, 1995       9,716,928        (8,643,168)        1,312,694

   Purchase of treasury stock          - -               - -        (   86,648)

    Net income                         - -         3,430,942         3,430,942
                                ----------        ----------        ----------
Balance, November 30, 1996      $9,716,928       $(5,212,226)      $ 4,656,988
                                ==========        ==========        ==========
The accompanying notes are an integral part of these consolidated financial statements.

                       DSI INDUSTRIES, INC.  AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 Year ended November 30,
                                            -----------------------------------
                                                1996        1995         1994
                                            ----------- -----------  ----------
Cash flows from operating activities:
   Net income (loss)                        $ 3,430,941 $(2,394,379)$(6,499,337)
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities of continuing operations:
     Discontinued operations                 (2,893,047)  1,526,060   3,750,000
     Depreciation, depletion and amortization 1,187,218   1,223 384   1,141,658
     Estimated loss on idle equipment               - -         - -     189,968
     Non-cash workers compensation expense       25,000         - -         - -
     Gain on sale of assets                  (  369,398) (  111,165) (    1,235)
     Reduction in goodwill attributable to
      discontinued segments                         - -         - -     712,987
     Non-cash changes in assets and liabilities
      of discontinued segments                      - -         - -     184,316
   Increase (decrease) in cash flows as a result
      of changes in operating asset and liability
     account balances:
     Accounts receivable-trade               (2,400,136)    773,396     740,620
     Insurance proceeds recoverable             529,075  (  682,661)        - -
     Litigation proceeds receivable                 - -     233,479  (  233,479)
     Net costs and estimated earnings in excess
      of billings on uncompleted contracts   (  177,533) (  347,547)    546,647
     Prepaid and deferred income taxes              - -         - -      88,591
     Prepaid expenses and other current assets   20,382      44,852      52,304
     Other current assets                           - -         - -  (   20,938)
     Accounts payable                         1,029,187  (  164,821)    411,612
     Accrued expenses and other current
      liabilities                               597,832  (   79,338)    244,347
     Deferred income taxes payable                  - -         - -  (1,540,802)
                                             ----------  ----------  ----------
     Net cash provided by (used in) continuing
      operations                                979,521      21,260  (  232,741)
     Net cash used in discontinued operations(   83,636) (  116,050)        - -
                                             ----------  ----------  ----------
     Net cash provided by (used in) operating
      activities                                895,885  (   94,790) (  232,741)
                                             ----------  ----------  ----------
Cash flows from investing activities:
     Proceeds from sale of property and
      equipment                                 452,418     182,530      14,727
     Acquisition of property and equipment   (1,878,096) (1,012,254) (  551,616)
     Investing activities of discontinued
      operations                                    - -         - -   6,365,383
     Other                                       68,832      29,819         - -
                                             ----------  ----------   ---------
     Net cash provided by (used in) investing
      activities                             (1,356,846) (  799,905)  5,828,494
                                             ----------  ----------   ---------
                               (Continued)

The accompanying notes are an integral part of these consolidated financial statements.

                  DSI INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (Continued)

                                                    Year ended November 30,
                                              ---------------------------------
                                                1996         1995         1994
                                              ---------   ---------   ---------
Cash flows from financing activities:
     Proceeds from notes payable              1,686,718   1,259,171      35,144
     Financing activities of discontinued
      operations                                    - -         - -  (5,128,476)
     Proceeds from (repayments of) revolving
      line of credit, net                       100,000     545,000  (  286,352)
     Repayments of notes payable             (  747,938) (  702,763) (  334,634)
     Purchase of treasury stock              (   86,648)        - -         - -
     Proceeds from issuance of common stock         - -         - -       5,907
                                             ----------   ---------  ----------
     Net cash provided by (used in) financing
      activities                                952,132   1,101,408  (5,708,411)
                                             ----------   ---------- ----------
     Net increase (decrease) in cash, cash
      equivalents and cash overdrafts           491,171      206,713 (  112,658)

Cash and cash equivalents at beginning of year  283,055       76,342    109,204
Cash overdraft of discontinued segments             - -          - -     79,796
                                             ----------  ----------- ----------
Cash and cash equivalents at end of year     $  774,226  $   283,055 $   76,342
                                             ==========  =========== ==========
Supplemental disclosures of cash flows information:
   Cash paid during the year:
     Interest                                $  384,161  $   358,280 $  313,233
                                             ==========  =========== ==========
     Income taxes                            $     - -   $    22,315 $  346,140
                                             ==========  =========== ==========

Supplemental Schedule of Non-cash Investing and Financing Activities:

     During 1996, 1995 and 1994, the Company acquired property and equipment in connection with borrowings in the amounts of $394,810, $142,371 and $43,060, respectively.

     During 1996 and 1995 several noncash activities occurred with regard to the Company's discontinuance of certain of its business segments. See
     Note 3.

     During 1995, 1,083,096 shares of common stock were issued in satisfaction of outstanding debt of a discontinued segment in the amount of $135,387.

     In connection with the transfer and disposition of certain assets and liabilities during 1995, a note payable in the amount of $330,000 was assumed by the purchaser/transferee.

     During 1994, 165,019 shares of common stock were issued in connection with the purchase of a minority interest in a discontinued operating subsidiary.


The accompanying notes are an integral part of these consolidated financial statements.

              DSI INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. HISTORICAL OVERVIEW

   DSI Industries, Inc. ("DSI") was organized on December 21, 1983 to establish private radiological office centers to which it would provide financial and non-medical management services. DSI's then 90% owned subsidiary, Lobell Corp. ("Lobell"), also referred to as the MRI Segment, opened a magnetic resonance imaging center in August 1986. On June 30, 1994, DSI issued 165,019 shares of its common stock for which it acquired the remaining 10% of Lobell and cash and trade accounts receivable of $178,063.

   On February 28, 1991, Sunny's Plants, Inc. ("Sunny's"), a wholly-owned subsidiary of DSI, also referred to as the Nursery Segment, acquired all of the assets and assumed certain obligations of Interior Plant Supply Partnership, all of the outstanding shares of Sunshine Botanicals, Inc., all of the outstanding capital stock of Interior Plant Supply, Inc., and certain real property from the previous owners of the three above mentioned entities.

   DSI incorporated a wholly-owned subsidiary, Norton Drilling Company ("Norton") under the laws of the State of Delaware on August 30, 1991 which acquired the capital stock of Norton Drilling Company ("NDC"), a Texas corporation, on October 1, 1991 and simultaneously merged NDC into Norton. Norton currently operates fifteen (15) oil and gas drilling rigs in Texas, New Mexico, Utah, Colorado and Wyoming as an independent drilling contractor.

   DSI, in particular its nursery and magnetic resonance imaging segments, have sustained substantial losses from operations in the past. Management on August 18, 1994 discontinued its magnetic resonance imaging segment due to the segment's recurring losses. Management discontinued the nursery segment on April 6, 1995 due to the significant losses incurred by it commencing in the third quarter of 1994 through the date the Board of Directors voted to discontinue the segment. The accompanying consolidated financial statements reflect these segments as discontinued operations.

   On July 22, 1996, DSI effected the closing of a Stock Purchase Agreement dated as of July 19, 1996, by and between a third party purchaser ("Buyer") and DSI. Pursuant to or in accordance with the Agreement, effective upon the closing the Buyer purchased all the outstanding shares of common stock of Sunny's Plants, Inc., the sole stockholder of all the capital stock of Sunshine Botanicals, Inc., Interior Plant Supply, Inc., and Sunny's Trucking, Inc. from DSI, in consideration of certain releases and the payment by DSI to the Buyer of $10,000. Furthermore, certain Directors and Officers of DSI resigned from their respective positions as Directors and Officers of Sunny's Plants, Inc. and it's subsidiaries and DSI received certain releases.

   The accompanying consolidated financial statements reflect a working capital deficiency of approximately $2,030,000 at November 30, 1996 of which approximately $1,492,000 is attributable to DSI and its remaining operating subsidiary, Norton. The estimated liabilities of the discontinued segments exceed the assets of these segments by approximately $538,000. DSI is a holding company and accordingly does not generate operating revenues. All costs and expenses of DSI have previously been funded by charging the operating segments management fees. As management fees have diminished due to the discontinuance of the aforementioned segments, DSI will require increased funding from Norton for its expenses as well as the extinguishment of the liabilities of the discontinued segments.

   Norton's agreements with its secured creditors prohibit virtually any loans, dividends, advances, guarantee of indebtedness or payments to DSI or its subsidiaries.

   During fiscal 1996, a substantial amount of liabilities of the discontinued segments were reduced either through the aforementioned sale of Sunny's or through negotiations with the creditors of those segments. In addition, Norton secured a line of credit during fiscal 1996 which has improved Norton's capital resources position. These events coupled with the improved operating results of the Company's continuing operations have caused management to believe that DSI will continue as a going concern.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

     The consolidated financial statements include the accounts of DSI and its wholly-owned subsidiary, Norton (sometimes collectively referred to as the "Company") as continuing operations and the accounts of Sunny's Plants, Inc. and Lobell Corporation, as discontinued operations. All significant intercompany accounts and transactions have been eliminated.

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

Revenue and cost recognition

     Contract drilling revenues are recognized utilizing the percentage-of-completion method. Accordingly, income is recognized in the ratio that contract costs incurred bears to estimated total contract costs. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. Provision for losses on incomplete contracts are recognized in the period the loss can reasonably be determined.

Property and equipment

     (a) Property and equipment (other than oil and gas)- Depreciation is computed on each individual asset under the straight-line method at rates adequate to depreciate the cost of the applicable assets over their estimated useful lives as follows:
                                             Lives (years)
                                             -------------
        Drilling rigs and equipment               2-8
        Automotive equipment                       5
        Office furniture                           5
        Buildings                                 20
        Other                                      3

   (b) Oil and gas properties-The Company follows the successful efforts method of accounting for its oil and gas producing properties. Under the successful efforts method of accounting, costs which result directly in the discovery of oil and gas reserves and all development costs are capitalized. Exploration costs which do not result directly in discovering oil and gas reserves are charged to expense as incurred. The capitalized costs, consisting of lease acquisition costs, intangible development costs and lease and well equipment, are depreciated using the straight line method over lives of 5 to 7 years which is deemed by management to approximate the units-of-production method. Oil and gas reserve estimates cannot be reasonably estimated, and production volumes are minimal, therefore, depletion and amortization of producing properties have not been computed using the units-of-production method.

   (c) Maintenance and repairs-Expenditures for additions and significant betterments are capitalized at cost. Labor costs incurred in constructing or improving certain assets are capitalized in the respective property and equipment accounts. Minor repairs and maintenance are expensed as incurred.

   (d) Retirements-Upon disposition or retirement of property and equipment, the cost and related accumulated depreciation are removed from the accounts and the gain or loss thereon, if any, is credited or charged to income.

   The Company and it's subsidiaries adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" effective December 1, 1995, the beginning of it's 1996 fiscal year. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this new standard did not have a material impact on the Company for the year ended November 30, 1996.

Income taxes

   Income taxes are provided based on earnings reported for financial statement purposes. The provision for income taxes differs from the amounts currently payable because of temporary differences in the recognition of certain income and expense items for financial reporting and tax reporting purposes.

   Deferred tax liabilities and assets are determined based on the temporary differences between financial statement and tax basis of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Tax assets (net of a valuation allowance) primarily result from net operating loss carryforwards as well as items accounted for differently for book purposes than for tax purposes such as depreciation and accrued but unpaid insurance losses.

   DSI files a consolidated Federal income tax return.

Statement of cash flows

   For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash on deposit and unrestricted certificates of deposit with original maturities of less than 90 days.

Goodwill

   The excess of cost of the acquisition of the drilling segment over the fair market value of the net assets of the segment at the date of acquisition has been included in the consolidated financial statements as goodwill and is being amortized on the straight-line method over 20 years.

Income (loss) per common share

   Net income (loss) per common share of stock has been computed using the weighted average number of common shares outstanding during the year.

    Primary net income (loss) per common and common equivalent share has been computed based on the weighted average number of common shares outstanding during that year and on the net additional number of shares which would be issuable upon the exercise of warrants and stock options, assuming that the Company used the proceeds received to purchase additional shares at market value. Common stock equivalents are not included in the outstanding shares computation for 1994, 1995 and 1996 as they were not dilutive.

   Fully diluted earnings per share amounts are based on an increased number of shares that would be outstanding assuming conversion of the subordinated convertible notes payable to affiliates. For purposes of the fully diluted computations, the number of shares that would be issued from the exercise of the warrants and the stock options has been reduced by the number of shares which could have been purchased from the proceeds at the market price of the Company's stock on November 30, 1996 because those prices were higher than the average market prices during that year. Net income for fiscal 1996 has been adjusted for interest expense (net of income tax effect) on the convertible debt.

Reclassifications

   Certain reclassifications have been made to the 1995 and 1994 consolidated financial statements in order for them to conform with the 1996 presentation. The reclassifications had no effect on net loss or stockholders' equity for those years.

3. DISCONTINUED OPERATIONS

   On August 18, 1994, DSI discontinued the MRI Segment due to recurring losses experienced by the segment. Accordingly, management estimated future costs and expenses to dispose of the segment resulting in a $750,000 charge to operations in fiscal 1994. During 1995, certain assets and liabilities considered in management's previous estimate were either foreclosed, garnished or confiscated resulting in full or partial extinguishment of the underlying liabilities. As a result, management revised its initial estimate to consider final settlement of remaining obligations of the segment. Such revisions resulted in a $668,200 credit to the provision for loss for the discontinued segment in 1995. The remaining net liabilities of the segment relate to claims filed by the segment's former landlord for past due rent and obligations remaining under a capital lease obligation. Management is currently of the opinion that if negotiations with the former landlord are not successful in settling their obligations, DSI will cause the segment to seek protection from the landlord under bankruptcy proceedings. It is possible that final settlement will result in the payment of significantly less than amounts currently recorded as liabilities which could result in a gain realized in the reversal of such recorded liabilities. Management's estimate of the potential gain is between approximately $50,000 and $65,000.

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

   In August, 1995 the Nursery Segment and DSI entered into agreements with two of its secured creditors, both of whom are banks, and an unrelated third party (purchaser) in which the purchaser acquired the collateralized debt of one bank and immediately foreclosed on the debt. The segment surrendered to the purchaser all of the assets collateralizing this indebtedness on September 6,

1995. The purchaser took title to assets with a basis of $4,265,000, before the 1994 writedown to net realizable value, in exchange for extinguishment of $1,293,000 in collateralized debt plus assumption by the purchaser of a $330,000 note payable and the purchaser's guarantee to indemnify the segment and DSI for its liabilities to certain other creditors in an amount not to exceed $404,000. DSI has received a release from its guarantee of the obligation to the bank as well as its obligation for the $330,000 note payable.

   The agreement with the other secured bank required the purchaser to repay the outstanding balance of a mortgage note in the amount of $2,128,000 which was collateralized by the segment's real property which had a basis of $1,465,000, before the 1994 writedown to net realizable value. DSI will remain liable as guarantor for this indebtedness until the purchaser has fully satisfied thisbligation. The unpaid balance of the purchaser's obligation was approximately $1,980,000 at November 30, 1996.

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

   On July 22, 1996, DSI effected the closing of a stock purchase agreement ("Purchase Agreement") dated as of July 19, 1996, by and between a third party purchaser ("Buyer") and DSI. Pursuant to or in accordance with the Agreement, effective upon the closing the Buyer purchased all the outstanding shares of common stock of Sunny's Plants, Inc., the sole stockholder of all the capital stock of Sunshine Botanicals, Inc., Interior Plant Supply, Inc., and Sunny's Trucking, Inc. from DSI, in consideration of certain releases and the payment by DSI to the Buyer of $10,000. Furthermore, certain Directors and Officers of DSI resigned from their respective positions as Directors and Officers of Sunny's and it's subsidiaries and DSI received certain releases

   The consolidated results of operations of the discontinued segments for the years ended November 30, 1996, 1995 and 1994 are as follows:

                                             1996         1995          1994
                                       ------------  -----------   -----------
     Revenues                          $        - -  $       - -   $11,047,000
     Costs and expenses                         - -          - -    15,010,702
     Adjustment to provision for
       loss on disposal (charged)
       credited                            2,893,047   (1,526,060)  (3,750,000)
                                        ------------  -----------   ----------
     Income(loss) before income taxes      2,893,047   (1,526,060) ( 7,713,702)

     Credit for income taxes                     - -          - -  ( 1,392,873)
                                         -----------   ----------  -----------
     Income/(loss)                       $ 2,893,047  $(1,526,060)$( 6,320,829)
                                         ===========   ==========  ===========

   The net liabilities of the discontinued operations at November 30, 1996 and 1995 are as follows:

                                                      1996        1995
                                                    --------   ----------
     Notes payable and capital lease obligations    $395,074   $1,106,207
     Accounts payable and other liabilities           50,000    2,253,833
     Estimated loss on disposal of segments           93,283      155,000
                                                    --------   ----------
     Net liabilities of discontinued segments       $538,357   $3,515,040
                                                    ========   ==========

4.SIGNIFICANT OCCURRENCES

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

5. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

    Information relating to uncompleted contracts at November 30, 1996 and 1995 is as follows:

                                                        1996         1995
                                                     ----------   ---------
Costs incurred on uncompleted contracts              $  631,102   $ 427,008
Estimated earnings on uncompleted contracts             451,540     280,774
                                                      ---------   ---------
                                                      1,082,642     707,782
Less billings to date on uncompleted contracts          386,580     189,253
                                                      ---------   ---------
                                                     $  696,062   $ 518,529
                                                      =========   =========

   Included in the accompanying balance sheets at November 30, 1996 and 1995 are the following captions:

                                                         1996        1995
                                                      ---------   ---------
Costs and estimated earnings in excess of billings
        on uncompleted contracts                      $ 711,355   $ 518,529
Billings in excess of costs and estimated earnings
        on uncompleted contracts                         15,293         - -
                                                      ---------   ---------
                                                      $ 696,062   $ 518,529
                                                      =========   =========

6. PROPERTY AND EQUIPMENT

   Property and equipment consisted of the following at November 30, 1996 and 1995:

                                                         1996       1995
                                                     ----------- ----------
     Land                                            $   109,421$    83,560
     Building                                            185,784    182,250
     Drilling equipment                               12,071,857 10,283,530
     Transportation equipment                            904,407    728,109
     Office furniture and equipment                       46,506     46,506
     Oil and gas properties, lease and well equipment    143,909    250,618
     Miscellaneous equipment                              17,583     17,583
                                                      ---------- ----------
                                                      13,479,467 11,592,156
     Less accumulated depreciation, depletion
          and amortization                             4,970,927  4,181,544
                                                      ---------- ----------
                                                     $ 8,508,540$ 7,410,612
                                                      ========== ==========
     7. NOTES PAYABLE

   Notes payable consisted of the following at November 30, 1996 and 1995:

                                                         1996        1995
                                                       --------    --------
     Demand note payable entered into May, 1993, in
     the original amount of $1,000,000 with The Plains
     National Bank of West Texas; 34 monthly
     installments of $12,000 including interest at
     3.5% over the bank's prime rate (8.75% at November
     30, 1995) through March 1996 with remaining unpaid
     principal and interest due at maturity, April 1,
     1996; collateralized by ten drilling rigs,
     accounts receivable and other equipment. In April
     1996, the note was extended to August 1996 and
     refinanced on August 7, 1996.                     $     - -  $ 640,000

     Demand note payable entered into May, 1993, in
     the original amount of $400,000 with The Plains
     National Bank of West Texas; 34 monthly installments
     of $6,750 including interest at 3.5% over the
     bank's prime rate (8.75% at November 30, 1995)
     through March 1996 with remaining unpaid principal
     and interest due at maturity, April 1, 1996;
     collateralized by three drilling rigs, accounts
     receivable and other equipment. In April 1996,
     the note was extended to August 1996 and
     refinanced on August 7, 1996.                           - -    197,500

                                                         1996        1995
                                                       --------    --------
     Demand note payable entered into January 6,
     1995, in the original amount of $350,000 with
     The Plains National Bank of West Texas; 14
     monthly installments of $4,175 including
     interest at 3.5% over Wall Street Journal prime
     rate (8.75% at November 30, 1995) through March
     1996 with remaining unpaid principal and interest
     at maturity, April 1, 1996; collateralized by
     1,000 shares of Norton stock, accounts receivable
     and certain drilling equipment. In April 1996,
     the note was extended to August 1996 and
     refinanced on August 7, 1996.                           - -    316,600

     Demand note payable entered into January 6,
     1995, in the original amount of $650,000 with
     The Plains National Bank of West Texas; 14
     monthly installments of $7,750 including
     interest at 3.5% over Wall Street Journal prime
     rate (8.75% at November 30, 1995) through
     March 1996 with remaining unpaid principal and
     interest due at maturity, April 1, 1996;
     collateralized by 1,000 shares of Norton stock,
     accounts receivable and certain drilling
     equipment. In April 1996, the note was extended
     to August 1996 and refinanced on August 7, 1996.        - -    588,000

     Demand note payable entered into August 7, 1996,
     in the original amount of $3,000,000 with The
     Plains National Bank of West Texas; 82 monthly
     installments of $35,715 plus accrued interest at
     2.5% over the bank's prime rate (8.25% at
     November 30, 1996) through June 2003 with remaining
     unpaid principal and interest due at maturity,
     July, 2003; collateralized by 1,000 shares of
     Norton stock, all accounts receivable and general
     intangibles and 14 drilling rigs and related
     equipment                                         2,892,855        - -

                                                         1996        1995
                                                       --------    --------
     Line of credit with The Plains National Bank of
     West Texas entered into May, 1993 with original
     facility of $500,000. The line of credit was
     renewed and increased to $750,000 in April,
     1994 and again renewed in August 1996; monthly
     payments of interest only at the Wall Street
     Journal prime rate (8.25% and 8.75% at November 30,
     1996 and 1995, respectively) plus 2.5% and 3.5% at
     November 30, 1996 and 1995, respectively, with
     unpaid principal and interest due at maturity,
     April 1, 1997; collateralized by virtually all
     assets of Norton.                                   750,000    650,000

     Note payable entered into October, 1993, in the
     original amount of $300,000 with South Plains
     Bank of Levelland, Texas; 60 monthly installments
     of $6,083 including interest at 2% above New
     York prime (8.25% and 8.75% at November 30, 1996
     and 1995, respectively), collateralized by a first
     lien on a single drilling rig including all
     equipment and revenues derived therefrom and a
     second lien on all other accounts receivable,
     inventory and drilling equipment; matures
     November, 1998.                                     145,111    199,887

     Uncollateralized financing agreement entered
     into with Transamerica Insurance Finance
     during July 1996 and July 1995, respectively,
     providing financing for a portion of Norton's
     insurance premiums totaling $183,420 and
     $206,140, respectively; 9 monthly payments of
     $23,580 and $23,616 including interest at 7.53%
     and 7.40%, respectively; matures March, 1997.        92,855    115,937

     Note payable entered into June 12, 1995 in the
     original amount of $54,900 with Norwest Bank
     (formerly First State Bank of Hubbard, Texas);
     151 monthly payments of $657 (adjusted to $632
     on June 12, 1996) plus interest at 9.75% and
     10.5% at November 30, 1996 and 1995, respectively,
     On June 12 of each year the interest rate shall
     be 1.5% over The Wall Street Journal prime rate
     on such date with remaining unpaid principal and
     interest due at maturity on June 12, 2008;
     collateralized by a five acre tract in Hockley
     County, Texas.                                       51,719     53,856

                                                         1996        1995
                                                       --------    --------
     Subordinated convertible notes payable dated May,
     1993 to two officers of Norton in the original
     amounts of $410,000 and $90,000 with monthly
     payments of interest at a rate consistent
     with the prime rate of The Plains National Bank
     of West Texas (8.25% and 8.75% at November 30,
     1996, and 1995, respectively); principal and any
     unpaid interest due at maturity, May 18, 1998.
     Notes contain certain redemption and conversion
     features. See notes 12 and 13 to the consolidated
     financial statements.                               500,000    500,000

     Other notes payable                                 451,179    163,349
                                                       ---------  ---------
                                                       4,883,719  3,425,129
     Less current maturities                           1,520,964  2,661,391
                                                       ---------  ---------
                                                      $3,362,755 $  763,738
                                                       =========  =========

        In addition to the specific collateralization discussed above, the indebtedness to The Plains National Bank of West Texas is further collateralized by a personal guaranty of the Chairman of the Board of DSI and a corporate guaranty of DSI.

   The weighted average interest rate on short term indebtedness during fiscal 1996 and 1995 was 12.1% and 12.3%, respectively.

   The aforementioned obligations contain a number of representations, warranties and covenants, the breach of which, at the election of the respective lender would accelerate the maturity date of the obligations. The most restrictive covenants include:

     -Maintenance by Norton of a net worth of at least $4,378,000, -Maintenance by Norton of sufficient profitability and cash flow to service the debt obligations to the lender and others as they become due and payable;
     -Norton shall not involve itself in significant capital acquisitions, nor shall it sell, transfer, impair or otherwise encumber underlying collateral without prior written consent of the lender; and
     -Norton shall not pay dividends or make loans to others without prior written consent of the lender.

   Norton was in violation of certain covenants of its debt agreements with The Plains National Bank of West Texas during fiscal 1995 and 1994 for which the Company had received waiver by the lender of such violations. These violations were cured during fiscal 1996 and at November 30, 1996, Norton was not in violation of such covenants.

   The Plains National Bank of West Texas has issued a letter of credit to the Workers' Compensation Insurance carrier on behalf of Norton in the amount of $331,376.

   Aggregate amounts of annual maturities of notes payable outstanding at November 30, 1996 are as follows:

                                Years Ending
                                November 30,
                                ------------
                                    1997         $1,520,964
                                    1998          1,165,955
                                    1999            507,545
                                    2000            445,280
                                    2001            457,523
                                  Thereafter        786,452
                                                  ---------
                                                 $4,883,719
                                                  =========
8. EMPLOYEE BENEFIT PLANS

Retirement plans

     Norton has a defined contribution profit sharing plan (the "Plan") which covers all qualified employees. Contributions to the Plan are at the discretion of Norton's Board of Directors. There have been no contributions made to the Plan since its inception on January 1, 1988.

Health care costs

     Norton maintains a self-insurance program for health care costs. Self-insurance retention is $25,000 per employee and an aggregate of $167,665 per year. Liabilities in excess of these amounts are the responsibility of the co-insurance carrier. Included in accrued expenses at November 30, 1996 and 1995 are the estimated liabilities owed under this self-insurance program in the amounts of $71,144 and $15,652, respectively.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consisted of the following at November 30, 1996 and 1995:
                                                        1996         1995
                                                      ---------    --------
        Payroll payable                              $  848,064   $ 530,145
        Payroll and other taxes payable                 230,288     137,268
        Accrued interest                                 45,167      35,543
        Estimated workers' compensation
          co-insurance payable                          197,252      75,476
        Estimated employee medical benefits
          co-insurance payable                           71,144      15,652
                                                      ---------    --------
                                                     $1,391,915   $ 794,084
                                                      =========    ========

10.  INCOME TAXES

   The provision for income taxes for the years ended November 30, 1996, 1995 and 1994 consists of the following:

                                            1996        1995        1994
                                          --------    ---------    -------
Federal:
   Current                               $     - -   $      - -   $ 75,000
   Deferred                                    - -          - -   ( 75,000)
                                          --------    ---------    -------
                                               - -          - -        - -
                                          --------    ---------    -------
State:
   Current                                     - -          - -     86,000
   Deferred                                    - -          - -   ( 76,000)
                                          --------    ---------    -------
                                               - -          - -     10,000
                                          --------    ---------    -------
Total income tax expense                 $     - -   $      - -   $ 10,000
                                          ========    =========    =======
   The effective income tax rate varies from the Federal statutory rate for the years ended November 30, 1996, 1995 and 1994 as follows:

                                                1996       1995        1994
                                               ------     ------      ------
Statutory tax rate                              34.0%     (34.0)%     (34.0)%
Net operating loss carryforward                (56.3)      16.9         - -
State and local taxes                            - -        3.0         5.9
Amortization of goodwill                        17.7       11.0        21.7
Officer life insurance premium                   2.5        2.4         - -
Inability to utilize operating loss
        carryforward for state income
        tax purposes                             - -        - -        12.3
Other                                            2.1        0.7         - -
                                                ----       ----        ----
Effective tax rate                               - -%       - - %       5.9 %
                                                ====       ====        ====
   As of November 30, 1996, the total deferred tax asset valuation allowance of approximately $42,000 was substantially due to net operating loss ("NOL") carryforwards which were not expected to be utilized before the expiration date. Moreover, DSI is unable to determine the amount of benefits that would more likely than not be realized for utilization of these NOL's.

   The tax effect of significant temporary differences representing deferred tax assets and changes therein for continuing operations were as follows:

                                           December 1,           November 30,
                                              1994    Net Change     1995
                                           ---------- ---------- ------------
Deferred tax assets:
   Net operating loss carryforward        $ 1,738,018 $1,318,208  $3,056,226
   Accruals related to
     self-insurance                             6,288     24,695      30,983
   State and local tax benefit                 19,077 (    2,757)     16,320
                                           ---------- ----------  ----------
                                            1,763,383  1,340,146   3,103,529
Valuation allowance                        (  981,216)(1,433,083) (2,414,299)
                                           ---------- ----------  ----------
   Deferred tax asset                         782,167 (   92,937)    689,230
   Deferred tax liabilities:
   Property and equipment basis
     difference                            (  782,167)    92,937  (  689,230)
                                           ----------  ---------  ----------
Net deferred tax asset                     $      - - $      - -  $      - -
                                           ==========  =========  ==========

                                          November 30,           November 30,
                                              1995    Net Change    1996
                                          ----------- ---------- ------------
Deferred tax assets:
   Net operating loss carryforward        $ 3,056,226$(2,336,352)  $ 719,874
   Accruals related to
     self-insurance                            30,983     60,272      91,255
   State and local tax benefit                 16,320 (      680)     15,640
                                          ----------- ----------    --------
                                            3,103,529 (2,276,760)    826,769
Valuation allowance                        (2,414,299) 2,372,678    ( 41,621)
                                          ----------- ----------    --------
   Deferred tax asset                         689,230     95,918     785,148
   Deferred tax liabilities:
   Property and equipment basis
     difference                            (  689,230)(   95,918)  ( 785,148)
                                           ---------- ----------   ---------
Net deferred tax asset                     $      - - $      - -   $     - -
                                           ========== ==========   =========

   For tax return purposes, DSI had tax NOL carryforwards of approximately $2,117,000 at November 30, 1996. If unused, the aforementioned tax NOL carryforwards will expire in various amounts in years 1998 to 2011.

   Deferred tax benefit in 1994 results from differences in the recognition of expense for tax and financial statement purposes. The sources of these differences and the tax effect of each are as follows:

   Excess of tax over book depreciation and estimated loss
     on idle equipment                                      $    51,400
   Accruals related to self-insurance                        (    7,700)
   Excess tax deductible expenses over book expenses
     utilizing cash method of reporting for tax purposes     (1,239,100)
   Estimated loss on disposal of segments                    (1,275,000)
   Reserve for operating loss future tax benefit              1,087,500
                                                             ----------
                                                            $(1,382,900)
                                                             ==========

11. MAJOR CUSTOMERS

   Norton had two customers each year who accounted for approximately 42%, 44% and 36% of consolidated operating revenues for the year ended November 30, 1996, 1995 and 1994, respectively.

12. RELATED PARTY TRANSACTIONS

   During May, 1993 a former officer of Norton, and an officer/director of DSI, advanced $500,000 ($90,000 and $410,000, respectively) to Norton in the form of unsecured demand notes, bearing interest equal to the entity's primary lending institution's prime rate. Interest charged to operations on the notes payable was $41,651, $49,116 and $35,579 in 1996, 1995 and 1994, respectively.
The notes are convertible into DSI's common stock at $0.44 per share for an aggregate 1,136,364 shares of DSI's common stock.

   Two officers/directors of DSI, a corporation owned by an officer/director of DSI, and one former officer of Norton have ownership interests in an entity from which Norton acquired drilling rig machinery at a cost of $98,207 in 1994. On December 6, 1993 this entity loaned Norton $62,000 which was repaid on January 13, 1994 along with accrued interest in the amount of $239.

   In the year ended November 30, 1995, the three individuals and corporation mentioned above, along with the Drilling Segment, participated in a joint venture in three wells. The joint venture contracted with Norton to drill, equip, and operate the three wells and incurred costs totaling approximately $83,000 and $716,000 for the years ending November 30, 1996 and 1995, respectively.

   In April, 1996, Norton sold substantially all of its interest in the joint venture to a corporation in which the two directors of DSI, the corporation owned by a director of DSI and the former officer of Norton, are stockholders. The sales price of the interest sold was $200,000 and Norton realized a gain on the sale of the interest of approximately $117,000. The corporation's pro rata share of the costs from the date of sale to November 30, 1996 were approximately $11,000 of which approximately $700 was outstanding at November 30, 1996.

   Each joint venture participant was liable for their pro rata share of the costs incurred. Norton's share was approximately $17,000 and $200,000 for the years ending November 30, 1996 and 1995, respectively. The aggregate costs to be borne by the five related parties mentioned above was approximately $19,000 and $79,000 for the years ending November 30, 1996 and 1995, respectively. The amounts due from related parties at November 30, 1996 and 1995 were approximately $1,000 and $11,000, respectively.

   On October 3, 1995, DSI issued 1,083,096 shares of its common stock at $0.125 per share to a corporation owned by two former directors/officers of DSI and their spouses in satisfaction of an indebtedness of the Nursery Segment of $135,387.

   On June 6, 1996, DSI effected the closing of a stock purchase and settlement agreement dated as of May 30, 1996, by and between DSI, the MRI Segment, the Drilling Segment, two former directors of DSI and a corporation owned by these two former directors.

   Pursuant to or in accordance with the agreement, effective upon the closing, DSI purchased 1,083,096 shares of common stock of DSI from the corporation owned by the two former directors of DSI for $86,648. The two individuals resigned from the board of directors of DSI and from all offices held by them with DSI and with any of the DSI affiliates. In addition a third director resigned from the Board of Directors of DSI. As a part of the agreement, DSI also delivered $30,000 to be used to assist in the resolution of certain pending tax claims against the Nursery Segment, and such to former directors. In return, DSI was indemnified with respect to certain liabilities of the Nursery Segment.

13.COMMON STOCK

Merchant bank agreement

   Pursuant to a June 1989 agreement between a merchant banking firm, a principal of the merchant banking firm and DSI, the principal became CEO of DSI for which the merchant banking firm received an option to acquire 3,857,142 shares of DSI's common stock at $.21875 per share ($843,750). On February 28, 1991, the merchant banking firm's option was increased by 682,858 shares at $0.66 per share in compliance with the anti-dilutive provisions of the original agreement. The increase in the shares under option to the firm was precipitated by the issuance of the shares DSI issued in common stock in acquiring the Nursery Segment. On December 11, 1991, the agreement was retroactively amended to curtail the anti-dilutive provisions of the original agreement as of March 1, 1991.

   The number of shares under option outstanding was 4,540,000 at December 1, 1991 with an aggregate exercise price of $1,294,436. From January 17, 1992 through March 23, 1992 the banking firm exercised 3,638,250 shares under option. Prior to the option exercise, DSI in January 1992 filed a form S-3 with the Securities and Exchange Commission which registered the 4,540,000 shares under option. Subsequent to the exercise of 3,638,250 shares, the merchant banking firm deregistered the remaining 901,750 shares subject to option which had previously been registered. In 1994 the banking firm exercised 27,000 shares under option for $5,907. The principal resigned as CEO and Director of DSI effective September 1, 1993 and the agreement was terminated between the parties. A provision of the termination was to extend the expiration of the options to December 31, 1994 at the identical price per share at which date the unexercised option to acquire 874,750 shares expired. At November 30, 1994, the number of shares under option outstanding was 874,750 shares with an aggregate price of $492,662. There were no remaining options exercised and all options expired during the fiscal year 1995.

1989 stock option plan

   In June 1989, the stockholders approved the Company's 1989 stock option plan (the "Plan"). The Plan provides for the granting of an aggregate of 500,000 qualified and non-qualified options to employees, officers, and directors of DSI, including those directors and consultants who are not employees of DSI.

   The first options were granted under the plan on May 19, 1993. The number of shares under options granted on May 19, 1993 was 90,000 at $0.375 ($33,750 in the aggregate) and 100,000 at $0.406 per share ($40,600 in the aggregate) which was at or above fair market value on the date granted. The options were granted to employees of DSI and its subsidiaries (150,000 shares) and to two non-employee directors (20,000 shares each).

   On August 27, 1993 four non-employee directors each received options to acquire 10,000 shares each under the plan at $0.391 per share ($15,640 in the aggregate) which was the fair market value at that date.

   On May 19, 1994 four non-employee directors each received options to acquire 10,000 shares each under the plan at $0.34 per share ($13,600 in the aggregate) which was the fair market value at that date.

   On October 15, 1994 one non-employee director received options to acquire 100,000 shares under the plan at $0.125 ($12,500 in the aggregate).

    None of the options were exercised under these grants through November 30, 1996. All the options expire five years from the date the options were granted.

   The following table contains information on stock options for the years ended November 30, 1996, 1995 and 1994.

                                              1996          1995         1994
                                            --------     --------     --------
Options outstanding at beginning
  of year($.125 to $.406 per share           318,500      321,500      207,000
Options expired ($.34 to $.406 per share)   ( 10,000)    (  3,000)    ( 25,500)
Options granted ($.125 to $.34 per share)        - -          - -      140,000
                                            --------     --------     --------
Options outstanding at end of year           308,500      318,500      321,500
                                            ========     ========     ========

     SFAS 123, " Accounting for Stock-Based Compensation" which was issued in 1995 is not effective until fiscal year 1997. The Statement defines a fair value based method of accounting (i.e., using an option pricing model such as Black-Scholes) for employee stock options or similar equity instrument plans, but also allows an entity to measure compensation costs for those plans using the intrinsic value (the amount by which the market price of the underlying stock exceeds the underlying price of the option) based method of accounting as proscribed by Accounting Principles Board Opinion No. 25. The Company plans to continue using the intrinsic value based method.

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

Stock issuance

     On October 3, 1995, DSI issued 1,083,096 shares of its common stock at $0.125 per share to a corporation owned by two former directors/officers of DSI and their spouses in satisfaction of an indebtedness of the Nursery Segment of $135,387.

Purchase of treasury stock

     On June 6, 1996, DSI repurchased the 1,083,096 shares of its common stock mentioned above at $0.08 per share from the corporation owned by the two former directors/officers of DSI and their spouses as part of a stock purchase and settlement agreement.

Subordinated convertible notes payable

     In May, 1993, a former officer of the Drilling Segment subsidiary and a director of DSI (who is also DSI's Chairman, President and Chief Executive Officer) purchased at par the subsidiary's subordinated convertible notes in the aggregate amount of $500,000. The notes are convertible into DSI's common stock at $.44 per share for a total of 1,136,363 shares. The individuals may, at their option, convert any multiple of $1,000 of the note into shares at any time. The conversion option terminates when the note is paid. The note is due and payable on May 18, 1998.

Sale of securities

     In May 1994, DSI issued 165,019 shares of its common stock for the purpose of acquiring the remaining 10% interest in Lobell. DSI also acquired cash and accounts receivable from the seller in the amount of $178,064.

14.  COMMITMENTS AND CONTINGENCIES

Leases

     Norton entered into a five year noncancellable operating lease for its general office space in May 1994. Previously, Norton rented its office space on a month to month basis. Norton also leases storage space in Texas and Wyoming on month to month leases. Rent expense charged to operations under operating leases amounted to $57,140, $46,727 and $40,522 in 1996, 1995 and 1994,
respectively.

     Minimum future lease payments under operating leases are as follows:

                            Years Ending    Operating
                            November 30,     Leases
                            ------------     --------
                                1997         $ 44,000
                                1998           44,000
                                1999           18,333
                                             --------
                                             $106,333
                                             ========
Letters of credit

     As of November 30, 1996, Norton is contingently liable under an irrevocable letter of credit in the amount of $331,376.

Employment contracts

     In January 1992, DSI agreed to retain a former officer/director as a consultant to the MRI Segment. The consultant's fees charged to operations was $20,000 for the year ended November 30, 1994. The agreement terminated on December 31, 1994 resulting in no related fees for the years ended November 30, 1995 or 1996.

     In connection with the acquisition of Norton, DSI entered into employment agreements with four employees of Norton who were still employed at November 30, 1996. In addition to the applicable base salaries payable under each employment agreement, the four employees could allocate among themselves an aggregate of $50,000 in additional compensation each year over the total compensation paid to such employees as a group during the prior year. Pursuant to these employment agreements, the employees agreed not to compete with Norton for a five year period. On December 1, 1995, DSI, through its subsidiary, Norton, renewed the five year employment contracts with these four employees. The new contracts provide for salaries of $104,500 to each employee with no provision for bonuses. All other provisions of the previous agreements remained the same.

     On December 1, 1995, Norton entered into a three-year employment agreement with one of it's employees which provides for a salary of $78,000 per year.

Litigation

     Norton was involved in a class action lawsuit alleging price collusion arrangements with certain vendors of the Company in the late 1980's. This action was settled in 1994 and Norton was awarded a settlement totaling $233,479. The amount, which was received in 1995, is included in other income in the statement of operations for the year ended November 30, 1994.

     DSI is a named defendant, as guarantor of a lease obligation, in a lawsuit commenced by Colonial Pacific Leasing Corp. in the 11th Judicial Circuit in Dade County, Florida against its former wholly-owned subsidiary Sunny's Plants, Inc. Summary judgment in excess of $363,000 was granted in favor of Colonial Pacific Leasing Corp. on November 15, 1995.

     Amoco Production Company commenced a legal action against Norton in connection with services rendered in 1993 and 1994. The action was brought in District Court in Hockley County, Texas on April 6, 1995 and seeks damages in the amount of $284,000. Norton filed a countersuit. Amoco and Norton agreed to a mutual dismissal of their respective actions on February 19, 1997.

     The Company is also involved in various other routine litigation incident to its business. In the Company's opinion, none of these proceedings will have a material adverse effect on the Company.

Contingencies

      Norton's operations are subject to the many hazards inherent in the drilling business, including blow-outs, cratering, fires, and explosions. These hazards could cause personal injury or death, suspend drilling operations or seriously damage or destroy the equipment involved and, in addition to environmental damage, could cause substantial damage to producing formations
and surrounding areas.   Damage to the environment, including property
contamination in the form of either soil or ground water contamination, could also result from Norton's operations, particularly through oil spillage, gas leaks and extensive, uncontrolled fires. In addition, Norton could become subject to liability for reservoir damage. The occurrence of a significant event, including pollution or environmental damage, could materially affect Norton's operations and financial condition. As a protection against operating hazards, Norton  maintains insurance coverage considered by Norton to be adequate, including all-risk physical damage, employer's liability,
commercial general liability and workers' compensation insurance.   Norton
currently has $1,000,000 of general liability insurance per occurrence with an aggregate of $2,000,000 and excess liability and umbrella coverages of up to $5,000,000 per occurrence with a $5,000,000 aggregate. Norton's customers generally require Norton to have at least $1,000,000 of third party liability coverage.

15. CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject DSI to concentrations of credit risk consist primarily of demand deposits, temporary cash investments and trade receivables.

     Management believes that it places its demand deposits and temporary cash investments with high credit quality financial institutions. DSI's demand deposits and temporary cash investments consisted of the following at November 30, 1996 and 1995.

                                                   1996        1995
                                                ---------   ---------
    Deposit in FDIC insured institutions
       under $100,000                           $ 102,266   $ 110,970
    Deposit in FDIC insured institutions
       over $100,000                              704,864     203,656
                                                 --------   ---------
                                                  807,130     314,626
    Less outstanding checks and other
       reconciling items                         ( 32,904)   ( 31,571)
                                                 --------    --------
    Cash and cash equivalents                    $774,226    $283,055
                                                 ========    ========
   Concentrations of credit risk with respect to trade receivables are primarily focused on contract drilling receivables. The concentration is mitigated by the diversification of customers for which the Company provides drilling services. No significant losses from individual contracts were experienced during the years ended November 30, 1996 and 1995. Included in general and administrative expense for the years ended November 30, 1996 and 1995 are provisions for doubtful receivables of $186,681 and $85,375, respectively.

   During the years ended November 30, 1996 and 1995, two customers accounted for approximately 42% and 44%, respectively, of Norton's contract drilling revenues.

16. DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

   At November 30, 1996 and 1995, the carrying value of the Company's financial instruments, which primarily include notes payable, approximates fair value in management's opinion because of the frequency of their repricing.

17. SUBSEQUENT EVENTS

   In January 1997, Norton entered into a new revolving line of credit agreement with The Plains National Bank of West Texas with a borrowing facility of $665,000 at the bank's prime rate plus 2.5% with interest payable monthly. The note matures on September 1, 1997 and is collateralized by virtually all assets of Norton.

  In February 1997, Norton paid off the note payable to South Plains National Bank of Levelland with proceeds from a new note payable with City Bank in the amount of $500,000. The new loan provides for monthly principal payments of $8,334 plus interest at 2% over the bank's prime rate. The note matures in February 2002 and is collateralized by a single drilling rig including all equipment and revenues derived therefrom and a second lien on all other accounts receivable, inventory and drilling equipment.

Exhibit 11.1 Statement Re Computation of Per-Share Earnings


                          DSI INDUSTRIES, INC.
                COMPUTATION OF EARNINGS PER COMMON SHARE

                                            Fiscal Year Ended November 30,
                                        ------------------------------------
                                            1996         1995         1994
                                        ----------  ----------   -----------
PRIMARY EARNINGS PER SHARE
Income (Loss) from Continuing
 Operations                             $  537,895  $(  868,319) $(  178,508)
Income (Loss) from Discontinued
 Operations                              2,893,047   (1,526,060)  (6,320,829)
                                        ----------  -----------  -----------
Net Income (Loss)                       $3,430,942  $(2,394,379) $(6,499,337)
                                        ==========  ===========  ===========
Shares
  Weighted average number of shares
   outstanding                          23,365,170   22,961,606   22,698,801
  Add-Dilutive effect of outstanding
   stock options (as determined by the
   application of the treasury stock
   method)                                  27,746          - -          - -
                                        ----------   ----------   ----------
  Weighted average number of shares
   outstanding as adjusted              23,392,916   22,961,606   22,698,801
                                        ==========   ==========   ==========
Income (Loss) from Continuing Operations:
  Primary                            $0.022994(a) $(0.037816)(a) $(0.007864)(a)
Income (Loss) from Discontinued Operations:
  Primary                             0.123672(a)  (0.066461)(a)  (0.278465)(a)
                                     ---------     ---------     ----------
Net Income (Loss) per share: Primary $0.146666(a) $(0.104277)(a) $(0.286329)(a)
                                     =========     =========     ==========
ASSUMING FULL DILUTION
Income (Loss) from Continuing
 Operations                             $  537,895 $(  868,319)   $(  178,508)
  Add-Interest on convertible debt          41,651      49,116         35,579
                                        ----------  ----------     ----------
                                           579,546  (  819,203)    (  142,929)
Income (Loss) from Discontinued
 Operations                              2,893,047  (1,526,060)    (6,320,829)
                                        ----------  ----------     ----------
Net Income (Loss)                       $3,472,593 $(2,345,263)   $(6,463,758)
                                        ==========  ==========     ==========
Shares:
  Weighted average number of shares
   outstanding                          23,365,170  22,961,606     22,698,801
  Add-Dilutive effect of outstanding
   stock options (as determined by the
   application of the treasury stock
   method)                                 172,746         - -            - -
  Add-Dilutive effect of convertible
   debt                                  1,136,364   1,136,364      1,136,364
                                        ----------  ----------     -----------
                                         1,309,110   1,136,364      1,136,364
  Weighted average number of shares
   outstanding as adjusted              24,674,280  24,097,970     23,835,165
                                        ==========  ==========     ==========
Income (Loss) from continuing operations:
  Assuming full dilution               $0.023488   $(0.033995)(b)$(0.005997)(b)
Income (Loss) from discontinued operations:
  Assuming full dilution                0.117250    (0.063327)(b) (0.265189)(b)
                                       ---------   ----------    ----------
Net Income (Loss) per share: Assuming
  full dilution                        $0.140737   $(0.097322)(b)$(0.271186)(b)
                                       =========   ==========    ==========

(a)This calculaton is submitted in accordance with Regulation S-K item 601(b)
   (11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.

(b)This calculaton is submitted in accordance with Regulation S-K item 601(b)
   (11) although not required by paragraph 30 of APB Opinion No. 15 because its effect is anti-dulitive.