Form 10-Q
period 1997-02-28
DSI INDUSTRIES INC
filed 1997-04-15
CIK 806850

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549



(Mark one)                          FORM 10-Q


    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarterly Period Ended February 28, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                         Outstanding at April 4, 1997
Common stock, par value $.01 per share                  22,810,269 shares

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

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations...................................................11

Part II - Other Information ............................................13

Signatures .............................................................14

                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
        The following financial statements include all adjustments which in managements' opinion are necessary in order to make the financial statements not misleading.

              DSI INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                                               February 28,  November 30,
                                                   1997          1996
Current assets:
   Cash and cash equivalents                    $   245,285  $   774,226
   Accounts receivable, trade, less allowance
     for doubtful accounts of $278,053            4,156,319    4,571,323
   Costs and estimated earnings in excess of
     billings on uncompleted contracts              722,142      711,355
   Insurance proceeds recoverable                   107,259      153,586
   Prepaid expenses and other current assets        135,565      212,625
                                                -----------   ----------
        Total current assets                      5,366,570    6,423,115

Property and equipment, at cost, net of
   accumulated depreciation                       9,284,538    8,508,540
Goodwill, net of accumulated amortization         1,388,512    1,412,327
Security deposits                                   128,991      128,991
                                                -----------  -----------
        Total assets                            $16,168,611  $16,472,973
                                                ===========  ===========
Current liabilities:
   Current maturities of notes payable          $ 1,605,621  $ 1,520,964
   Accounts payable                               4,638,870    4,986,701
   Billings is excess of costs of uncompleted
     contracts                                          - -       15,293
   Accrued expenses and other current liabilities 1,210,991    1,391,915
   Net liabilities of discontinued operations       502,918      538,357
                                                -----------  -----------
        Total current liabilities                 7,958,400    8,453,230
                                                -----------  -----------
Notes payable, less current maturities            3,598,389    3,362,755
                                                -----------  -----------
        Total long-term liabilities               3,598,389    3,362,755
                                                -----------  -----------
Commitments and contingencies                           - -          - -

Stockholders' equity:
   Common stock-par value $.01;
     authorized-100,000,000 shares;
     issued-23,893,365 shares;
     outstanding-22,810,269 shares                  238,934      238,934
   Additional paid-in capital                     9,716,928    9,716,928
   Accumulated deficit                           (5,257,392)  (5,212,226)
                                                 ----------   ----------
                                                  4,698,470    4,743,636
   Less treasury stock, at cost                  (   86,648)  (   86,648)
                                                 ----------   ----------
   Total stockholders' equity                     4,611,822    4,656,988
                                                 ----------   ----------
   Total liabilities and stockholders' equity   $16,168,611  $16,472,973
                                                ===========  ===========

The accompanying notes are an integral part of these unaudited consolidated financial statements.


                DSI INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)


                                             For the three months ended
                                             February 28,  February 29,
                                                 1997         1996
Operating revenues:
   Contract drilling revenues                $ 6,958,785 $ 4,865,939
   Other                                           1,346      23,879
                                             ----------- -----------
   Total operating revenues                    6,960,131   4,889,818
                                             ----------- -----------
Operating costs and expenses:
   Direct drilling costs                       6,327,599   4,220,749
   General and administrative                    316,310     278,669
   Depreciation, depletion and amortization      377,874     320,750
   Other                                           1,419       2,139
                                             -----------  ----------
   Total operating costs and expenses          7,023,202   4,822,307
                                             -----------  ----------
       Operating income (loss)                (   63,071)     67,511
                                             -----------  ----------
Other income (expense):
   Net gain on sale of assets                    134,830      11,224
   Interest expense                          (   116,925) (   99,104)
                                             -----------  ----------
   Total other income (expense), net              17,905  (   87,880)
                                             -----------  ----------
Loss before provision for income taxes       (    45,166) (   20,369)

Income tax provision                                 - -         - -
                                             -----------  ----------
Net loss                                     $(   45,166)$(   20,369)
                                             ===========  ==========

Per share data:
   Primary
     Net loss                                      $(0.00)    $(0.00)

   Assuming full dilution
     Net loss                                      $(0.00)    $(0.00)

Weighted average number of common shares outstanding
   Primary                                      22,810,269  23,893,365

   Assuming full dilution                       22,810,269  23,893,365














 The accompanying notes are an integral part of these unaudited consolidated financial statements.



                 DSI INDUSTRIES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                    Common Stock            Treasury Stock
                                Shares       Par Value     Shares    Par Value
Balance, November 30, 1995    23,893,365     $ 238,934        - -    $     - -

Loss for the three months
   ended February 29, 1996           - -           - -        - -          - -
                              ----------     ---------  ---------    ---------
Balance, February 29, 1996    23,893,365     $ 238,934        - -    $     - -
                              ==========     =========  =========    =========

Balance, November 30, 1996    23,893,365       238,934  1,083,096     ( 86,648)

Loss for the three months
   ended February 28, 1997           - -           - -        - -          - -
                              ----------     ---------  ---------     --------
Balance, February 28, 1997    23,893,365     $ 238,934  1,083,096     $(86,648)
                              ==========     =========  =========     ========


                                                    Retained
                                       Additional   Earnings/      Total
                                         Paid in    Accumulated  Stockholders'
                                         Capital     (Deficit)      Equity
Balance, November 30, 1995             $9,716,928  $(8,643,168)  $ 1,312,694

Loss for the three months
   ended February 29, 1996                    - -   (   20,369)   (   20,369)
                                       ----------  -----------   -----------
Balance, February 29, 1996             $9,716,928  $(8,663,537)  $ 1,292,325
                                       ==========  ===========   ===========

Balance, November 30, 1996              9,716,928   (5,212,226)    4,656,988

Loss for the three months
   ended February 28, 1997                    - -   (   45,166)   (   45,166)
                                       ----------   ----------    ----------
Balance, February 28, 1997             $9,716,928  $(5,257,392)  $ 4,611,822
                                       ==========  ===========    ==========


















The accompanying notes are an integral part of these unaudited consolidated financial statements.


             DSI INDUSTRIES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   For the three months ended
                                                    February 28,  February 29,
                                                      1997           1996
Cash flows from operating activities:
     Net loss                                      $(   45,166)  $(   20,369)
     Adjustments to reconcile loss to net cash
      provided by operating activities:
     Depreciation, depletion and amortization          377,874       320,750
     Gain on sale of assets                         (  134,830)   (   11,224)
     Increase (decrease) in cash flows as a result
      of changes in operating asset and liability
      account balances:
     Decrease in accounts receivable-trade             415,004       219,656
     Decrease in insurance proceeds recoverable         46,327       661,184
     (Increase) Decrease in net costs and estimated
       earnings in excess of billings on uncompleted
       contracts                                    (   26,080)      205,884
     Decrease in prepaid expenses and other current
       assets                                           77,060        58,133
     Decrease in accounts payable                   (  347,831)   (  780,757)
     Decrease in accrued expenses and other current
       liabilities                                  (  180,924)   (   32,359)
                                                    ----------    ----------
       Net cash provided by continuing operations      181,434       620,898
       Net cash used in discontinued operations     (   35,439)          - -
                                                    ----------    ----------
       Net cash provided by operating activities       145,995       620,898
                                                    ----------    ----------
Cash flows from investing activities:
     Proceeds from sale of property and equipment      134,830        11,224
     Acquisition of property and equipment          (1,103,325)   (  281,074)
                                                    ----------    ----------
     Net cash used in investing activities          (  968,495)   (  269,850)
                                                    ----------    ----------
Cash flows from financing activities:
     Proceeds from notes payable                       500,000           - -
     Proceeds from (repayments of) revolving
      line of credit, net                              165,000     (  300,000)
     Repayments of notes payable                    (  371,441)    (  168,048)
                                                    ----------     ----------
     Net cash provided by (used in) financing
       activities                                      293,559     (  468,048)
                                                    ----------     ----------
     Net decrease in cash and cash equivalents      (  528,941)    (  117,000)

Cash and cash equivalents at beginning of period       774,226        283,055
                                                    ----------     ----------
Cash and cash equivalents at end of period          $  245,285    $   166,055
                                                    ==========    ===========
Supplemental disclosures of cash flows information:
     Cash paid during the period:
       Interest                                     $  106,754    $    77,706
                                                    ==========    ===========
       Income taxes                                 $     - -     $       - -
                                                    ==========    ===========


                              (Continued)

The accompanying notes are an integral part of these unaudited consolidated financial statements.
                 DSI INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Continued)


     Supplemental Schedule of Non-cash Investing and Financing Activities:

During the periods ending February 28, 1997 and February 29, 1996, the Company acquired property and equipment in connection with borrowings in the amounts of $26,732 and $47,852, respectively.


















































The accompanying notes are an integral part of these unaudited consolidated financial statements.


1. PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

          In the opinion of the Company, the accompanying consolidated balance sheet as of February 28, 1997 and the condensed consolidated statements of operations, stockholders' equity, and cash flows for the three months ended February 28, 1997 and February 29, 1996 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of February 29, 1996, the results of operations and cash flows for the three months ended February 28, 1997 and February 29, 1996. The accompanying consolidated balance sheet as of November 30, 1996 is presented herein as unaudited, inasmuch as such balance sheet was prepared from the balance sheet set forth in the audited consolidated financial statements and does not reflect all disclosures and footnotes contained in those audited consolidated financial statements.

     The results of operations for the three months ended February 28, 1997 are not necessarily indicative of the results of operations for the entire year.

  2. LOSS PER COMMON SHARE

     Loss per common share of stock has been computed using the weighted average number of common shares outstanding during the three month period ending February 28, 1997 and February 29, 1996.

     Primary and fully diluted loss per common and common equivalent share have been computed based on the weighted average number of common shares outstanding during the three month period ending February 28, 1997 and February 29, 1996 and on the net additional number of shares which would be issuable upon the exercise of warrants and stock options, assuming that the Company used the proceeds received to purchase additional shares at market value. Common stock equivalents are not included in the outstanding shares computation as they were anti-dilutive.

  3. DISCONTINUED OPERATIONS

     On August 18, 1994, DSI discontinued the MRI Segment due to recurring losses experienced by the segment. The remaining net liabilities of the segment relate to claims filed by the segment's former landlord for past due rent. Management is currently of the opinion that if negotiations with the former landlord are not successful in settling their obligations, DSI may cause the segment to seek protection from the landlord under bankruptcy proceedings. It is possible that final settlement will result in the payment of significantly less than amounts currently recorded as liabilities which could result in a gain realized in the reversal of such recorded liabilities. Management's estimate of the potential gain is between approximately $50,000 and $65,000.

   Effective November 30, 1994, DSI discontinued the Nursery Segment due to significant operating losses incurred by that segment beginning in 1994.

   In August, 1995 the Nursery Segment and DSI entered into agreements with two of its secured creditors, both of whom are banks, and an unrelated third party (purchaser) in which the purchaser acquired the collateralized debt of one bank and immediately foreclosed on the debt. The segment surrendered to the purchaser all of the assets collateralizing this



  3. DISCONTINUED OPERATIONS (Continued)

  indebtedness on September 6, 1995. The purchaser took title to the assets in exchange for extinguishment of $1,293,000 in collateralized debt plus assumption by the purchaser of a $330,000 note payable and the purchaser's guarantee to indemnify the segment and DSI for its liabilities to certain other creditors in an amount not to exceed $404,000. DSI has received a release from its guarantee of the obligation to the bank as well as its obligation for the $330,000 note payable.

   The agreement with the other secured bank required the purchaser to repay the outstanding balance of a mortgage note which was collateralized by the segment's real property. DSI will remain liable as guarantor for this indebtedness until the purchaser has fully satisfied this obligation.

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

   The net liabilities of the discontinued operations are as follows:

                                                February 28, November 30,
                                                    1997         1996
  Notes payable and capital lease obligations     $  365,074   $  395,074
  Accounts payable and other liabilities              50,000       50,000
  Estimated loss on disposal of segments              87,844       93,283
                                                  ----------   ----------
  Net liabilities of discontinued segments        $  502,918   $  538,357
                                                  ==========   ==========
  4. RELATED PARTY TRANSACTIONS

     During May, 1993 a former officer of the Drilling Segment (Norton), and an officer/director of DSI, advanced $500,000 ($90,000 and $410,000, respectively) to Norton in the form of unsecured demand notes, bearing interest equal to the entity's primary lending institution's prime rate. Interest charged to operations on the notes payable was approximately $10,000 and $11,000 for the three months ending February 28, 1997 and February 29, 1996, respectively. The notes are convertible into DSI's common stock at $0.44 per share for an aggregate 1,136,364 shares of DSI's common stock.

     In the year ended November 30, 1995, two officers/directors of DSI, a corporation owned by an officer/director of DSI, and one former officer of Norton, along with the Drilling Segment, participated in a joint venture in three wells. The joint venture contracted with Norton to drill, equip, and operate the three wells and incurred costs totaling $25,460 and $7,004 for the three months ending February 28, 1997 and February 29, 1996, respectively.




  4. RELATED PARTY TRANSACTIONS (Continued)

     In April, 1996, Norton sold substantially all of its interest in the joint venture to a corporation in which the two directors of DSI, the corporation owned by a director of DSI and the former officer of Norton, are stockholders. The sales price of the interest sold was $200,000 and Norton realized a gain on the sale of the interest of approximately $117,000. The corporation's pro rata share of the costs for the three month period ending February 28, 1997 were approximately $8,000 of which approximately $7,000 was outstanding at February 28, 1997.

     Each joint venture participant was liable for their pro rata share of the costs incurred. Norton's share was $509 and $2,831 for the three months ending February 28,1997 and February 29,1996, respectively. The aggregate costs to be borne by the five related parties mentioned above was $10,693 and $700 for the three months ending February 28, 1997 and February 29, 1996, respectively. The amounts due from related parties at February 28, 1996 and February 29, 1997 were approximately $10,000 and $1,000, respectively.


  5. OPTIONS AND WARRANTS

     On February 23, 1997 the Board of Directors issued 130,000 options to four directors of the Company in accordance with the Company's 1989 Stock Option Plan at an exercise price of $0.56 per share.

     The Board also issued two warrants to an officer/director of DSI as compensation for the individual personally guaranteeing certain obligations of Norton. The first warrant was issued for guarantees related to obligations entered into in August 1996 and allows the officer/director to purchase 640,000 shares of common stock at the exercise price of $0.50 per share. The second warrant was issued for guarantees related to obligations entered into in January 1997 and allows the officer/director to purchase 17,024 shares of common stock at $0.78 per share.

  6. COMMITMENTS AND CONTINGENCIES

     On March 1, 1997, DSI, through its subsidiary Norton Drilling Company, entered into a five-year employment contract with Sherman H. Norton, Jr. which effectively replaced a previous employment contract the Company had with Mr. Norton. The new contract provides for an annual salary of $153,500. The provisions of the new contract are the same as the prior contract except for the amount of annual salary.

  7. SUBSEQUENT EVENTS

     On April 1, 1997, Norton renewed it's line of credit with The Plains National Bank of West Texas. The line of credit which had an original borrowing facility of $750,000 and a maturity date of April 1, 1997 was renewed at the maturity date at which time the borrowing facility was increased to $1,000,000. The new line of credit has a maturity date of April 1, 1998.

  Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

  Liquidity and Capital Resources

    As of February 28, 1997, DSI had a working capital deficiency of approximately $2,592,000 and cash and cash equivalents of approximately $245,000 as compared to a working capital deficiency of approximately $2,030,000 and cash and cash equivalents of approximately $774,000 at November 30, 1996. For the three months ended February 28, 1997, operations provided approximately $146,000 in cash flows and DSI's financing activities provided approximately $294,000. For the three months ending February 29, 1996, operations provided approximately $621,000 in cash flows and DSI's financing activities used approximately $468,000. The use of funds in the three month period ending February 28, 1997 was mainly attributable to the acquisition of property and equipment. The use of funds in the three month period ending February 29, 1996 was mainly attributable to the repayment of notes payable and the revolving line of credit.

    Significant expenditures of DSI primarily consist of the Drilling Segment's continual acquisition of replacement drilling equipment, such as drill collars, drill pipe, engines and transportation equipment to adequately maintain the operating status of the drilling fleet. Such expenditures for the three months ending February 28, 1997 and February 29, 1996, approximate $1,103,000 and $281,000, respectively. Capital expenditures increased in the current three month period as compared to the three month period in the prior year due to an increase in the purchase of drill pipe and general upgrading of two rigs. The Drilling Segment anticipates capital expenditures of approximately $2,000,000 for fiscal 1997 to be funded from existing bank credit lines and cash flows from operations. Due to numerous uncertainties regarding the availability, price and delivery of certain drilling equipment, the Registrant's anticipated level of capital expenditures may fluctuate commensurate with the volatility of the industry.

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

    Comparison of the three months ended February 28, 1997 and February 29,
  1996

    For the three months ended February 28, 1997 contract drilling revenues were approximately $6,959,000 as compared to $4,866,000 for the three months ended February 29, 1996, an increase of $2,093,000 or 43.0%. Average rig utilization was 80.4% in the three months ended February 28, 1997 compared to 62.3% in the three months ended February 29, 1996. The increase in drilling revenues was due to an increase in drilling rig utilization and an increase in rig rates.

    Direct drilling costs for the three months ended February 28, 1997 were approximately $6,328,000 or 90.9% of contract drilling revenues as compared to $4,221,000 or 86.7% of contract drilling revenues for the three months ended February 29, 1996. The increase in direct drilling costs as a percent of revenues was due to inefficiencies experienced by having a less than adequately trained workforce in place to operate the increased number of drilling rigs that were working. The Company expects that the workforce has now acquired the experience necessary to begin operating more efficiently and will be able to generate profits in the upcoming periods.

    General and administrative expenses were approximately $316,000 for the three months ended February 28, 1997 as compared to approximately $279,000 for the three months ended February 29, 1996. The increase in general and administrative expenses was due to having two more office personnel working in the current period than in the same period last year and an increase in consulting fees relative to litigation defense.

    Interest expense was approximately $117,000 and $99,000 in the three months ended February 28, 1997 and February 29, 1996, respectively. The increase in interest expense was due to an increase in borrowings over the past year.

    In the three months ended February 28, 1997, net loss was approximately $45,000 as compared to a net loss of approximately $20,000 in the three months ended February 29, 1996. The increase in loss was due mainly to the increase in direct drilling costs as a percentage of drilling revenues.









































  PART II-OTHER INFORMATION

  Item 1. Legal Proceedings

    Amoco Production Company commenced a legal action against Norton in connection with services rendered in 1993 and 1994. The action was brought in District Court in Hockley County, Texas on April 6, 1995 and sought damages in the amount of $284,000. Norton filed a countersuit. Amoco and Norton agreed to a mutual dismissal of their respective actions on February 19, 1997.

  Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

    Exhibit No.                 Name                            Page

        10.37     Form of Employment Agreement entered into
                  As of March 1, 1997 between Norton Drilling
                  Company and Sherman H. Norton, Jr.             15

        10.38     Form of Warrant from DSI Industries, Inc.
                  to Sherman H. Norton, Jr. dated as of
                  February 24, 1997                              21

        10.39     Commercial Security Agreement dated as
                  of April 1, 1997, by and between The Plains
                  National Bank of West Texas and DSI
                  Industries, Inc.                               31

        10.40     Commercial Continuing Guaranty, dated as
                  of April 1, 1997, by and betweent the Plains
                  National Bank of West Texas and DSI
                  Industries, Inc.                               40

        27. Financial Data Schedule

    (b) Reports on Form 8-K

        None























                          SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  DSI INDUSTRIES, INC.


  Dated: April 14, 1997 By:/S/ Sherman H. Norton, Jr.
                         Sherman H. Norton, Jr.
                          Chairman, Chief Executive Officer and President

  Dated: April 14, 1997 By:/s/ David W. Ridley
                         David Ridley, Chief Financial Officer
                         (Principal Financial and Accounting Officer)















































  EXHIBIT 10.37

  EMPLOYMENT AGREEMENT

    EMPLOYMENT AGREEMENT (the "Agreement") dated as of March 1, 1997, between Norton Drilling Company, a Delaware corporation (the "Company") and Sherman
  H. Norton, Jr., an individual residing at 4618 9th, Lubbock, Texas
  ("Employee").

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

  1.Employment. The Company hereby agrees to employ the Employee for the Term (as defined in Section 2 hereof) to render services to the Company on the terms and conditions hereinafter set forth, and the Employee hereby accepts
  such employment.   The Employee's principle place of employment shall be at
  the Company's offices in Lubbock, Texas or such other location as the Employee shall expressly consent to in writing, subject to such reasonable travel as the rendering of the services hereunder may require.

  2.Term. The term of the Employee's employment hereunder shall commence on the date hereof and expire on February 28, 2002, subject to earlier termination thereof pursuant to the provisions of Section 10(a) hereof (the employee's employment term as so subject to early termination is herein referred to as the "Term").

  3.Offices and Duties.   The Employee agrees to hold such offices and to
  perform such duties as may be from time to time determined by the Board of
  Directors of the Company   (the "Board of Directors"),   provided that such
  duties shall be commensurate with the office held by the Employee.

  4.Extent of Services.   The Employee agrees that he shall faithfully,
  diligently and conscientiously devote his energies, skills and experience
  to the discharge of his duties and responsibilities hereunder.   To this
  end, the Employee agrees that during the Term he shall devote substantially all his business time and attention to the business and affairs of the Company.

  5.Compensation.

    (A) Salary.   As compensation for services to be rendered pursuant to
  this Agreement, the Company shall pay the Employee a salary at the rate of $153,500 (the "Annual Salary") per annum during the Term hereof, payable in accordance with the eh payroll policies of the Company as from time to time id effect. It is agreed that the amount of the Annual Salary may be increased from time to time by the Board of Directors.

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

  6.Benefits.   The Employee shall be entitled to and shall receive benefits under any health, accident or disability insurance programs and other employee benefit plans, including profit sharing plans, which the Company may from time to time during the Term maintain for the benefit of its executive employees and in particular shall be entitled to receive the benefits listed on Schedule 6 hereto.

  7.Vacations. The Employee shall be entitled to vacations (taken consecutively or in segments) during the Term, aggregating four (4) weeks in any calendar year of the Term, during which time all compensation hereunder shall be paid in full.

  8.Insurance. The Employee agrees to cooperate and do whatever is reasonably necessary or appropriate to enable the Company, if the Company in its sole discretion so desires, to obtain key person insurance with respect to the Employee.

  9.Negative Covenants.

    (a)Covenants Against Competition. Except as set forth on Schedule 9(a) hereto, from the date hereof through November 30,2000 (the "Restricted Period"), the Employee shall not, directly or indirectly (i ) engage in any business that competes with the business of the Company; (ii) render any services to any person or entity for use in competing with the business
  of the Company;   (iii) own any interest in any entity engaged in any
  business that competes with the business of the Company; and./or (iv) interfere with business relationships (whether formed heretofore or hereafter) between the Company and customers or suppliers of the Company.

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

    (c)No Solicitation.   The Employee agrees that during the Restricted
  Period, he shall not, directly or indirectly, employ, solicit for employment or otherwise affiliate with, or advise or recommend to any other person or entity that such person or entity employ, solicit for employment or otherwise affiliate with, any officer or director of the Company or any affiliate or the Company or any employee of the Company or any such affiliate, including, but not limited to, all employees involved n the maintenance, repair or operation of the Company's drilling rigs.

    (d)Specific Performance.   If the Employee breaches or threatens to
  commit a breach of any of the provisions of this Section 9, the Company shall have the right and remedy to have the covenants contained in this
  Section 9 specifically enforce by any court having equity jurisdiction, it being acknowledged and agreed that any such breach or threatened breach will cause irreparable injury to the Company and that money damages will not provide adequate remedy to the Company.
  10.Termination.

    (a)By the Company.   The Company may  terminate the Employee's employment
  pursuant to this Agreement prior to the expiration of the Term only upon the occurrence of one or more of the following events:

    (i) the Disability (hereinafter defined) of the Employee;
    (ii)the conviction of the Employee of any felony involving dishonest conduct or moral turpitude;
    (iii)the willful or wanton misconduct of the Employee in connection with the performance of his duties hereunder which conduct has an adverse affect on the business and affairs of the Company; or

    (iv)the Employee's breach of any material provision of this Agreement.

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

     (c) Effect of Termination.   In the event of any termination of this
  Agreement pursuant to Section 10 (a), this Agreement shall be null and void and have no further force or effect except that Sections 9, 11, 13, 14 and 15 shall survive any such termination and any accrued obligations shall be paid by the Company.

  11.Governing Law. This Agreement shall be governed by the laws of the State of Texas, without giving effect to the principles of conflict of law.

  12.Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which taken together shall constitute one and the same instrument.

  13.Severability. Whenever possible, each provision of this Agreement shall be interpreted in such a manner to be effective and valid under applicable law, but if any provision of this Agreement shall be prohibited by or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder
  of such provision or any other provisions of this Agreement.   In
  particular, the parties hereto acknowledge and agree that the covenants contained herein are reasonable in all respects and if any court determines that nay of the covenants contained herein, or any part thereof, is invalid or unenforceable, the remainder of this Agreement shall not thereby be affected and shall be given full effect, without regard to the invalid portions.

  14.Waiver and Amendments.   This Agreement may be amended, modified,
  superseded, canceled, renewed or extended and the terms and conditions hereof may be waived, only by a written instrument signed by the parties
  hereto.   No delay on the part of any  party  in exercising any right, power or privilege hereunder, preclude any other further exercise thereof or the
  exercise of any other right, power or privilege hereunder.   The rights and
  remedies herein provided are cumulative and are not exclusive of any rights or remedies which any party may otherwise have at law or in equity.

  15.Notices, etc. Any notice, request, instruction or other document to be given hereunder by any party to the other shall be in writing and delivered personally or sent by registered or certified mail, postage prepaid, return receipt requested, or by a reputable overnight courier, if to Company, addressed to Company at 5211 Brownfield Hwy., Suite 230, Lubbock, Texas 79407, Attention: Mr Sherman H. Norton, Jr. with a copy to Michael B. Solovay, Esq., Solovay, Marshall & Edlin, P.C., 845 Third Avenue, New York, New York 10022; and if to Employee, addressee to Employee at 5211 Brownfield highway, Suite 230, Lubbock, Texas 19497, with a copy to
                                , or to such other persons or addresses as may
  be designated in writing by the party to receive such notice.   Notices
  shall be deemed given when received.







        IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the date and year first above written.


                                                 NORTON DRILLING COMPANY
                                                (a Delaware corporation)


  By:

  Name:

  Title:


                    (Employee)


                   EMPLOYMENT AGREEMENT
                          SCHEDULE 6



  1.Medical insurance including payment of dependent coverage and any and all benefits thereunder.

  2.Use of company vehicles.

  3.The Company's Injury and Disease Plan.

  4.One paid physical each year of the Term.

  5.Lubbock Club membership.

  6.Spouse's expenses on business trips.

  7.Season ticket to football and basketball games.

  8.Preparation of tax returns for personal and business purposes and related bookkeeping.

                    EMPLOYMENT AGREEMENT
                         Schedule 9 (a)

  1.Ownership of stock in Rose Equipment Company.

  2.Investments in wells in which the Employee possesses an interest.

  3.In addition to any other items listed in this Schedule 9 (a), the ownership of securities of any entity engaged in any business otherwise prohibited under Section 9 (a) (iii) shall be permitted if such securities constitute less that 3% of the outstanding capital stock thereof.





















































  EXHIBIT 10.38

                                                         EXHIBIT A

THE WARRANT REPRESENTED HEREBY AND THE STOCK OR OTHER SECURITIES ISSUABLE UPON THE EXERCISE HEREOF HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR ANY STATE SECURITIES LAWS AND NEITHER SUCH WARRANT NOR THE STOCK OR OTHER SECURITIES ISSUABLE UPON THE EXERCISE HEREOF NOR ANY INTEREST THEREIN MAY BE TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR AN EXEMPTION THEREFROM UNDER SUCH ACT AND SUCH LAWS AND THE RULES AND REGULATIONS THEREUNDER.

                  WARRANT TO PURCHASE SHARES
            OF COMMON STOCK OF DSI INDUSTRIES, INC.

This certifies that Sherman H. Norton, Jr. ("Holder"), for value received, is entitled to purchase from DSI Industries, Inc., a Delaware corporation (the "Company"), six hundred forty thousand (640,000) fully paid and nonassessable shares of (Common Stock, par value $0.01 per share of the Company (the "Common Stock"), at a price of $0.50 per share, as adjusted pursuant to Section 3 below (the "Stock Purchase Price"), at any time or from time to time on or after the Commencement Date (as defined below) but not later than 5:00 p.m. (Lubbock, Texas time) on the Expiration Date (as defined below), upon surrender to the Company at its principal office at 5211 Brownfield Highway, Suite 230, Lubbock, Texas 79407 (or at such other location as the Company may advise Holder in writing) of this Warrant with the Form of Stock Subscription attached hereto as Exhibit A duly filled in and signed and upon payment of the aggregate Stock Purchase Price for the number of shares for which this Warrant is being exercised determined in accordance with the provisions hereof (the "Aggregate Stock Purchase Price"), in cash, by certified or official bank check, by wire transfer, or by any combination of the foregoing, as Holder may elect, in its sole discretion. In leiu of paying the Aggregate Stock Purchase Price upon exercise of this Warrant, for so long as the Common Stock is publicly traded, Holder may elect a "cashless exercise" in which event Holder will receive upon exercise of this Warrant a reduced number of shares of Common Stock equal to (i) the number of Shares of Common Stock that would be issuable pursuant to this warrant upon payment of the Aggregate Stock Purchase Price minus (ii) the number of shares of Common Stock that have an aggregate fair market value equal to the Aggregate Stock Purchase Price. For purposes of the preceding sentence, the fair market value of a share of Common Stock shall mean the last reported sale price of the Common Stock on the last business day preceding the date of exercise. The Stock Purchase Price and the number of shares purchasable hereunder are subject to adjustment as provided in Section 3 of this Warrant. "Commencement Date" means February 23, 1997. "Expiration Date" means February 24, 2004.

This Warrant is subject to the following terms and conditions;

    1. Exercise; Issuance of Certificates; Payment for Shares. This
Warrant is exercisable at the option of Holder at any time or from time to time on or after the Commencement Date but not later than the Expiration Date for all or a portion of the shares of Common Stock which may be purchased hereunder. Upon exercise of this Warrant, the Company shall issue and deliver to Holder shares of Common Stock. The Company agrees that the shares of Common Stock to be purchased under this Warrant shall be and are deemed to be issued to Holder as the record owner of such shares as of the close of business on the date on which this Warrant shall have been surrendered and payment made for such shares. Subject to the provisions of Section 2, certificates for the shares of Common Stock so purchased, together with any other securities or property to which Holder is entitled upon such exercise, shall be delivered to Holder by the Company or the Company's transfer agent at the Company's expense within a reasonable time (but in no event more than ten days) after the rights represented by this warrant have been exercised. Each stock certificate so delivered shall be in such denominations and classes of Common Stock as may be requested by Holder and shall be registered in the name of Holder or such other name as shall be designated by Holder, subject to the limitations contained in this Section 1, Section 2 and Section 6. If, upon exercise of this Warrant, fewer than all of the shares of Common Stock evidenced by this Warrant are purchased prior to the Expiration Date, one or more new warrants substantially in the form of, and on the terms in, this Warrant will be issued for the remaining number of shares of Common Stock not purchased upon exercise of this Warrant.

2. Shares to be Fully Paid: Reservation of Shares The Company covenants and agrees that all shares of Common Stock which may be issued upon the exercise of the rights represented by this Warrant (the "Warrant Shares") will be, upon payment of the Stock Purchase Price therefor and issuance thereof, duly authorized, validly issued, fully paid and nonassessable and free from all preemptive rights of any stockholder and free of all taxes, liens and charges with respect to the issue thereof. The Company further covenants and agrees that during the period within which the rights represented by this Warrant may be exercised, the Company will at all times have authorized and reserved, for the purpose of issue or transfer upon exercise of the subscription rights evidenced by this Warrant, a sufficient number of shares of authorized but unissued Common Stock for such exercise. The Company will take all such action as may be necessary to assure that such shares of Common Stock may be issued as provided herein without violation of any applicable law or regulation, or of any requirement of any securities exchange or automated quotation system upon which the Common Stock may be listed.

3. Adjustment of Stock Purchase Price and Number of Shares. The
Stock Purchase Price and the number of shares purchasable upon the exercise of this Warrant shall be subject to adjustment from time to time upon the occurrence of certain events described in this Section 3. Upon each adjustment of the Stock Purchase Price, the holder of this Warrant shall thereafter be entitled to purchase, at the Stock Purchase Price resulting from such adjustment, the number of shares obtained by multiplying the Stock Purchase Price in effect immediately prior to such adjustment by the number of shares purchasable pursuant hereto immediately prior to such adjustment, and dividing the product thereof by the Stock Purchase Price resulting from such adjustments.

3.1 Subdivision or Combination of Common Stock. In case the
Company shall at any time subdivide its outstanding shares of Common Stock into a greater number of shares, the Stock Purchase Price in effect immediately prior to such subdivision shall be proportionately reduced, and the number of shares issuable upon exercise of this Warrant shall be proportionately increased. Conversely, in case the outstanding shares of Common Stock of the Company shall be combined into a smaller number of shares, the Stock Purchase Price in effect immediately prior to such combination shall be proportionately increased and the number of shares issuable upon exercise of this Warrant shall be proportionately reduced.
3.2 Certain Dividends and Distributions. In case the Company shall at any time declare or pay a dividend upon its Common Stock payable in shares of Common Stock, the Stock Purchase Price in effect immediately prior to such dividend shall be proportionately reduced and the number of shares issuable upon exercise of this Warrant shall be proportionately increased. In case the Company shall at any time declare or pay a dividend or other distribution on its Common Stock payable in cash or in evidences of indebtedness, shares of stock or other securities or property (other than in Common Stock or "Convertible Securities," as defined in Section 3.3.1(a)) or in rights, warrants or options to subscribe for or purchase evidences of indebtedness, shares of stock or other securities or property (other than "Options," as defined in Section 3.3.1(b)), the Stock Purchase Price in effect immediately prior to such dividend or other distribution shall be reduced by the fair market value of such dividend or other distribution applicable to one share of Common Stock.

3.3 Dilutive Issuances. If the Company shall sell or issue
(or shall be deemed pursuant to Section 3.3.2.3 to sell or issue) at any time after the date of this Warrant and prior to the termination or expiration of this Warrant, shares of Common Stock without consideration or for consideration per share less than the Stock Purchase Price in effect on the date of and immediately prior to such sale or issuance, then, upon such sale or issuance (or deemed sale or issuance), such Stock Purchase Price shall be reduced concurrently with such sale or issuance to a Stock Purchase Price (calculated to the nearest cent) determined by dividing
(a) an amount equal to (i) the total number of shares of Stock Outstanding (as defined by law) immediately prior to such sale or issuance multiplied by the Stock Purchase Price, plus (ii) the aggregate of the amount of all consideration, if any, received or deemed received pursuant to subsection 3.3.2.3 by the Company for such sale or issuance, by

(b) the total number of shares of Stock Outstanding immediately after such sale or issuance.

No adjustment in the Stock Purchase Price shall be made in respect of the sale or issuance (or deemed sale or issuance) of additional Stock unless the consideration per share for such additional Stock sold or issued (or deemed to be sold or issued) by the Company is less than the Stock Purchase Price in effect on the date of, and immediately prior to, such sale or issuance. No adjustment in the Stock Purchase Price shall be made which would increase the Stock Purchase Price in effect immediately prior to such adjustment, except as provided in Section 3.3.3 and 3.3.4.

                    3.3.1 Definitions. For purposes of this Section 3.3, the following definitions shall apply:

(a) "Convertible Securities" shall mean any indebtedness, shares of stock or other securities convertible into or exchangeable for Common Stock.

(b) "Options"" shall mean any rights, warrants or options to subscribe for or purchase Common Stock or Convertible Securities.

(c) "Stock Outstanding" shall mean the aggregate of all Common Stock outstanding and all Common Stock previously deemed issued pursuant to Section 3.3.2.3 at a price which was less than the Stock Purchase Price in effect on the date of and immediately prior to such issuance, and as a result of which the Stock Purchase Price was reduced.

3.3 2 Other Rules. For the purposes of this Section
3.3, the following provisions also shall be applicable:

3.3.2.1 Cash Consideration. In case of the issuance or sale of additional Common Stock for cash, the consideration received by the Company therefor shall be deemed to be the amount of cash received by the Company for such shares (or, if such shares are offered by the Company for subscription, the subscription price, or, if such shares are sold to underwriters or dealers for public offering without a subscription offering, the public offering price), without deducting therefrom any compensation or discount paid or allowed to underwriters or dealers or others performing similar services or for any expenses incurred in connection therewith, but excluding amounts paid or payable by the Company for interest or dividends accrued at the time of such issuance or sale. In the case of the issuance or sale for cash of units consisting of shares of Common Stock and warrants, the portion of the consideration received by the Company for the unit allocated to the warrant shall equal the value of the warrant ascribed thereto pursuant to the Black Scholes method of valuation and the balance of the consideration shall be allocated to the Common Stock.

3.3.2.2 Non-Cash Consideration. In case of the issuance
(otherwise than upon conversion or exchange of Convertible Securities) or sale of additional Common Stock Options or Convertible Securities for a consideration other than cash or a consideration a part of which shall be other than cash, the fair market value of such consideration as determined by the Board of Directors of the Company in the good faith exercise of its reasonable business judgment, irrespective of the accounting treatment thereof, shall be deemed to be the value, for purposes of this Section 3, of the consideration other than cash received by the Company for such securities.

3.3.2.3 Options and Convertible Securities. In case the
Company shall, at any time after the date of this Warrant, in any manner issue or grant any Options or any Convertible Securities or shall fix a record date for the determination of holders of any class of securities entitled to receive any such Options or Convertible Securities, then the total maximum number of shares of Common Stock issuable upon the exercise of such Options or upon conversion or exchange of the total maximum amount of such Convertible Securities at the exercise such Convertible Securities first become convertible or exchangeable shall (as of the date of issue or grant of such Options or, in the case of the issue or sale of Convertible Securities, as of the date of such issue or sale or, in the case such a record date shall have been fixed, as of the close of business on such record date) be deemed to be issued and to be outstanding for the purpose of this Section 3.3 (except that shares of Common Stock shall not be deemed to have been issued and to be outstanding unless the consideration per share (determined pursuant to this Section 3.3) of such shares of Common Stock would be less than the Stock Purchase Price in effect on the date of and immediately prior to such issuance, or such record date, as the case may be), and to have been issued for the sum of the amount (if any) paid for such Options or Convertible Securities and the minimum additional amount (if any) payable upon the exercise of such Options or upon conversion or exchange of such Convertible Securities at the time such Convertible Securities first become convertible or exchangeable; provided that, subject to the provisions of Section 3.3.3, no further adjustment of the Stock Purchase Price shall be made upon the actual issuance of any such Common Stock or upon the exercise of any such Option or upon the conversion or exchange of any such Convertible Securities.

3.3.3 Change in Option Price or Conversion Rate. If the purchase price provided for in any Option referred to in subsection 3.3.2.3, or the additional consideration (if any) payable upon the conversion or exchange of any Convertible Securities referred to in subsection 3.3.2.3, or the rate at which any Convertible Securities referred to in subsection 3.3.2.3 are convertible into or exchangeable for shares of Common Stock, shall change at any time (including changes under or by reason of provisions designed to protect against dilution), then the Stock Purchase Price in effect at the time of such event shall forthwith be readjusted to the Stock Purchase Price that would have been in effect at such time had such Options or Convertible Securities still outstanding provided for such changed purchase price, additional consideration or conversion rate, as the case may be, at the time initially granted, issued or sold; provided that if such readjustment is an increase in the Stock Purchase Price, such readjustment shall not exceed the amount (as adjusted by Sections 3.1, 3.2 and 3.3) by which the Stock Purchase Price was decreased pursuant to Section 3.3 upon the issuance of the Option or Convertible Security.

3.3.4 Termination of Option or Conversion Rights. In the event of the termination or expiration of any right to purchase Common Stock under any Option granted after the date of this Warrant or of any right to convert or exchange Convertible Securities issued after the date of this Warrant, the Stock Purchase Price shall, upon such termination, be readjusted to the Stock Purchase Price that would have been in effect at the time of such expiration or termination had such Option or Convertible Security, to the extent outstanding immediately prior to such expiration or termination, never been issued, and the shares of Common Stock issuable thereunder shall no longer be deemed to be Stock Outstanding; provided, that if such readjustment is an increase in the Stock Purchase Price, such readjustment shall not exceed the amount (as adjusted by Sections 3.1, 3.2 and 3.3) by which the Stock Purchase Price was decreased pursuant to Section 3.3 upon the issuance of the Option or Convertible Security.

3.3.5 No Impairment. The Company will not by amendment of its Certificate of Incorporation or through any reorganization, transfer of assets, merger, dissolution, issue or sale of securities or any other action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed under this Section 3.3 by the Company, but will at all times in good faith assist in the carrying out of all the provisions of this
Section 3.3 and in the taking of all such action as may be necessary or appropriate in order to protect the rights of the holders of this Warrant against impairment. If any event shall occur as to which the provisions of this
Section 3 shall not be strictly applicable, but with respect to which the failure to make any adjustment to the Stock Purchase Price and the number of shares purchasable upon exercise of this Warrant would not fairly protect the purchase rights represented by the Warrant in accordance with the intent and principles of this Section 3, upon request of the Holder and at the expense of the Company, the Company shall appoint a firm of independent public accountants reasonably acceptable to the Holder which shall give its opinion upon the adjustments, if any, consistent with the intent and principles established in this Section 3 necessary to preserve without dilution the purchase rights represented by this Warrant; provided, however, if such accountants shall agree that the adjustments initially proposed by the Company were correct, then such Holder shall pay the reasonable fees and expenses of such accountants. Upon receipt of such opinion, the Company will promptly mail a copy thereof to the Holder and shall make the adjustments (if any) deserved therein.

3.4 Excluded Events. Notwithstanding anything in this Section
3 to the contrary, the Stock Purchase Price shall not be adjusted by reason of shares of Common Stock issued or issuable:

(A) to officers, directors or employees of, or consultants to, the Company pursuant to stock options outstanding on the date hereof or stock options granted after the date hereof on terms approved by the Board of Directors of the Company; and

(B) upon the exercise of any warrants issued to the Holder.

3.5 Notice of Adjustment. Upon any adjustment of the Stock
Purchase Price or any increase or decrease in the number of shares purchasable upon the exercise of this Warrant, the Company shall give written notice thereof, by first class mail postage prepaid, addressed to the registered holder of this Warrant at the address of such holder as shown on the books of the Company. The notice shall be signed by the Company's chief financial officer and shall state the effective date of the adjustment and the Stock Purchase Price resulting from such adjustment and the increase or decrease if any, in the number of shares purchasable at such price upon the exercise of this Warrant, setting forth in reasonable detail the method of calculation and the facts upon which such calculation is based.

               3.6 Other Notices. If at any time;

               (a) the Company shall propose to declare any cash dividend upon its Common Stock;

(b) the Company shall propose to declare or make any dividend or other distribution to the holders of its Common Stock, whether in cash, property or other securities;

(c) the Company shall propose to effect any reorganization or reclassification of the capital stock of the Company or any consolidation or merger of the Company with or into another corporation or any sale, lease or conveyance of all or substantially all of the assets of the Company; or

(d) the Compamy shall propose to effect a voluntary or involuntary dissolution, liquidation or winding-up of the Company;

then, in any one or more of said cases, the Company shall give, by certified or registered mail, postage prepaid, addressed to the holder of this Warrant at the address of such holder as shown on the books of the Company, (i) at least 30 days' prior written notice of the date on which the books of the Company shall close or a record shall be taken for such dividend or distribution or for determining rights to vote in respect of any such reorganization, reclassification, consolidation, merger, sale, lease, conveyance, dissolution, liquidation or winding-up, and (ii) in the case of any such reorganization, reclassification, consolidation, merger, sale, lease, conveyance, dissolution, liquidation or winding-up, at least 30 days' written notice of the date when the same shall take place. Upon the occurrence of an event described in clause (c), the holder of this Warrant shall be entitled thereafter to receive upon exercise of this Warrant the kind and amount of shares of stock or other securities or assets, which the holder would have been entitled to receive after the occurrence of such event had this Warrant been exercised immediately prior to such event; and in any such case, appropriate provision shall be made with respect to the rights and interests of the holder to the end that the provisions of this Warrant (including, without limitation, provisions with respect to changes in and adjustments of the Stock Purchase Price and the number of shares purchasable upon the exercise of this Warrant, and provisions relating to the receipt by the holder of nonvoting stock convertible into voting stock) shall thereafter be applicable, as nearly as may be, in relation to any shares of stock, or other securities or assets, thereafter deliverable upon the exercise of this Warrant. The Company will not effect any of the transactions described in clause (c) above unless, prior to the consummation thereof, each person (other than the Company) that may be required to deliver any cash, stock, securities or other assets upon the exercise of this Warrant as provided herein shall assume, by written instrument delivered to, and reasonably satisfactory to, the holder of this Warrant, (x) the obligations of the Company under this Warrant (and if the Company shall survive the consummation of any such transaction, such assumption shall be in addition to, and shall not release the Company from, any continuing obligations of the Company under this Warrant) and (y) the obligation to deliver to such holder such cash, stock, securities or other assets as such holder may be entitled to receive in accordance with the provisions of this Section 3. The provisions of this Section 3.6 shall similarly apply to successive transactions.

4. Issue Tax The issuance of certificates for shares of Common
Stock upon the exercise of this Warrant shall be made without charge to the holder for any issue tax in respect thereon provided, however, that the Company shall not be required to pay any tax which may be payable in respect of any transfer involved in the issuance and delivery of any certificate in a name other than that of the then holder of the Warrant being exercised.

5. No Voting Rights Limitation of Liability. Nothing contained in this Warrant shall be construed as conferring upon Holder the right to vote or to consent or to receive notice as a stockholder in respect of meetings of stockholders for the election of directors of the Company or any other matters or any rights whatsoever as a stockholder of the Company. No provisions hereof, in the absence of affirmative action by Holder to purchase shares of Common Stock, and no mere enumeration herein of the rights or privileges of Holder, shall give rise to any liability of Holder for the Stock Purchase Price or as a stockholder of the Company whether such liability is asserted by the Company or by its creditors.

               6. Restrictions on Transferability of Securities: Compliance With Securities Act.

6.1 Restrictions on Transferability.  This Warrant and the
Warrant Shares (collectively, the "Securities"), shall not be transferable in the absence of registration under the Act or an exemption therefrom under such Act.

6.2 Restrictive Legend. Each certificate representing the
Securities or any other securities issued in respect of the Securities upon any stock split, stock dividend, recapitalization, merger, consolidation or similar event, shall (unless otherwise permitted by the provisions of the Shareholders Agreement) be stamped or otherwise imprinted with a legend substantially in the following form (in addition to any legend required under applicable state securities laws):

THE SECURITIES REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED ("ACT"), OR ANY STATE SECURITIES LAWS AND NEITHER SUCH SECURITIES NOR ANY INTEREST THEREIN MAY BE TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR AN EXEMPTION THEREFROM UNDER SUCH ACT AND SUCH LAWS AND THE RULES AND REGULATIONS THEREUNDER.

6.3 Effect of Transfer. Subject to the provisions of Section
6.1 hereof, Holder may transfer all or any portion of this Warrant by surrendering this Warrant to the Company together with a completed assignment in the form attached hereto as Exhibit B. Upon such surrender, the Company shall deliver a new Warrant or Warrants to the person or persons entitled thereto and, if applicable, shall deliver to Holder a new Warrant evidencing the right of Holder to purchase the balance of the Warrant Shares subject to purchase hereunder. The term "Holder" as used herein shall include any transferee to whom this Warrant has been transferred in accordance with this
Section 6.3.

6.4 Registration. The Company will use its reasonable best efforts, upon the written request of the Holder, to register, as promptly as practicable, the shares of Common Stock received by the Holder upon exercise of this Warrant.

7. Modification and Waiver. This Warrant and any provision hereof may be changed, waived, discharged or terminated only by an instrument in writing signed by the party against which enforcement of the same is sought.

8. Notices. Any notice, request or other document required or permitted to be given or delivered to Holder or the Company shall be personally delivered, sent by telecopier (receipt confirmed), sent by recognized overnight delivery service or sent by certified or registered mail, postage prepaid, to Holder at its address as shown on the books of the Company or to the Company at the address indicated therefor in the first paragraph of this Warrant. Any notice given by personal delivery or by telecopier shall be deemed given on the date of delivery, any notice sent by recognized overnight courier service shall be deemed delivered on the second following business day, and any notice given by certified or registered mail shall be deemed given five days after registration or certification thereof, as the case may be.

9. Descriptive Headings. Governing Law and Jurisdiction. The descriptive headings of the several sections and paragraphs of this Warrant are inserted for convenience only and do not constitute a part of this Warrant. This Warrant shall be construed and enforced in accordance with, and the rights of the parties shall be governed by, the laws of the State of Delaware, without giving effect to rules governing conflicts of law. Any judicial proceeding involving any dispute, controversy or claim arising out of or relating to this Warrant may be brought in a court located in the Lubbock, Texas, and each of the Company and Holder (i) unconditionally accepts the non-exclusive jurisdiction of such courts and any related appellate court and irrevocably agrees to be bound by any judgment rendered thereby, (ii) irrevocably waives any objection it may now or hereafter have as to the venue of any such proceeding brought in such a court or that such a court is an inconvenient forum and (iii) waives personal service of any and all process upon it, and consents that all such service of process be made by registered or certified mail, return receipt requested, directed to it at its address set forth in the Purchase Agreement. Each of the Company and Holder hereby waives trial by jury in any judicial proceeding to which it is a party.

10. Lost Warrants or Stock Certificates. The Company represents and varrants to, and agrees with, Holder that upon receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction, or mutilation of any Warrant or stock certificate and, in the case of any such loss, theft or destruction, upon receipt of an indemnity, or in the case of any such mutilation, upon surrender and cancellation of such Warrant or stock certificate, the Company at its expense will make and deliver a new Warrant or stock certficate, of like tenor, in lieu of the lost, stolen, destroyed or mutilated Warrant or stock certificate.

11. Fractional Shares. No fractional shares shall be issued upon exercise of this Warrant. The Company shall, in lieu of issuing any fractional share, pay Holder a sum in cash equal to such fraction multiplied by the fair market value of the Common Stock.

IN WITNESS WHEREOF, the Company has caused this Warrant to be executed by a duly authorized officer this 24th day of February, 1997.

DSI INDUSTRIES, INC.

By: _______________________________

                                EXHIBIT A

                  FORM OF STOCK SUBSCRIPTION

(To be signed only upon exercise of Warrant)

To: ___________________________

The undersigned, the holder of the accompanying Warrant, hereby irrevocably elects, to exercise the purchase right represented by such Warrant for [, and to purchase thereunder,] ___________________ (__________) shares of
Common Stock (the "Common Stock"), of DSI Industries, Inc. (the "Company") [and herewith makes payment of _________________________Dollars($__________)
therefor [by certified check or official bank check or wire transfer]] [and hereby elects a cashless exercise as provided in the Warrant] and requests
that certificates for [__________________(            ) shares of Common
Stock be issued in the name of, and delivered to, ___________________________________________________,whose address is
_____________________________________
_________________.

The undersigned represents, unless the sale of the Common Stock has been registered under the Securities Act of 1933, as amended (the "Securities Act"), that the undersigned is acquiring such Common Stock for its own account for investment and not with a view to or for sale in connection with any distribution thereof (except for any resale pursuant to a Registration Statement under the Securities Act).

DATED: ____________________



                     _________________________________________
                           (Signature must conform in all respects to name
            of holder as specified on the face of the Warrant)

                     _________________________________________

                     _________________________________________
                                                     (Address)























                           EXHIBIT B

                      FORM OF ASSIGNMENT

(To be executed by the registered Holder if such Holder desires to transfer the attached Warrant,)

FOR VALUE RECEIVED, _____________________________hereby sells, assigns, and transfers unto ________________________________ a Warrant to purchase__________shares of Common Stock of DSI Industries, Inc. (the "Company"), together with all right, title, and interest therein, and does hereby irrevocably constitute and appoint____________________attorney to transfer such Warrant on the books of the Company, with full power of substitution.

The undersigned represents, unless the sale of this Warrant has been registered under the Securities Act of 1933, as amended (the "Securities Act"), that the undersigned is acquiring such Warrant for its own account for investment and not with a view to or for sale in connection with any distribution thereof (except for any resale pursuant to a Registration Statement under the Securities Act).

Dated: _____________________

Signature: __________________________







































Exhibit 10.39

                               OWNER OF COLLATERAL
                               DSI INDUSTRIES, INC.

THE PLAINS NATIONAL BANK PNB
5010 University                                     COMMERCIAL
Lubbock, Texas 79413                                SECURITY
(806) 795-7131 "LENDER"                             AGREEMENT
Lubbock County
                               ADDRESS
                         5211 BROWNFIELD HWY, SUITE 230
                         LUBBOCK, TX 79407
                         Telephone        Identification No.
                         785-8400

           BORROWER                          LOCATION OF
COLLATERAL
   NORTON DRILLING COMPANY

           ADDRESS
   5211 BROWNFIELD HWY, SUITE 230
   LUBBOCK, TX 79407
   Telephone        Identification No.
   785-8400

 1. SECURITY INTEREST. Owner of Collateral ("Owner") grants to Lender identified above a continuing security interest in the Collateral described below to secure the obligations described in this Agreement.

 2. OBLIGATIONS. The Collateral shall secure the payment and performance of all of Borrower's and Owner's present and future, joint and/or several, direct and indirect, absolute and contingent, express and implied, indebtedness, (including costs of collection, legal expenses and attorneys' fees, incurred by Lender upon the occurrence of a default under this Agreement, in collecting or enforcing payment of such indebtedness or preserving, protecting or realizing on the Collateral), liabilities, obligations and covenants (cumulatively "Obligations") to Lender; pursuant to:

 a. this Agreement and the following promissory notes and agreements:


INTEREST PRINCIPAL AMOUNT/   FUNDING/ MATURITY         CUSTOMER  LOAN
RATE      CREDIT LIMIT       AGREEMENT  DATE           NUMBER    NUMBER

VARIABLE          $1,000,000.00  04/01/97 04/01/98        1051465

VARIABLE          $2,714,280.00  08/01/96 07/01/03        1015908

VARIABLE     $ 665,000.00        01/23/97 09/01/97        1040971

 b. all other present or future, written or oral, agreements between Borrower or Owner to Lender (whether executed for the same or different purposes than the preceding documents)
 c. all amendments, modifications, replacements or substitutions to any of the foregoing; and
 d. applicable law.

 3. COLLATERAL. The Collateral shall consist of all of the following described property and Owner's rights, title and interest in such property whether now owned or hereafter acquired by Owner and wheresoever located:

    All accounts and contract rights including, but not limited to, the accounts and contract rights described on Schedule A attached hereto and incorporated herein by this reference;


    All chattel paper including, but not limited to, the chattel paper described on Schedule A attached hereto and incorporated herein by this reference;

    All documents including, but not limited to, the documents described on Schedule A attached hereto and incorporated herein by this reference;

    All equipment, including, but not limited to, the equipment described on Schedule A attached hereto and incorporated herein by this reference;

    All fixtures, including, but not limited to, the fixtures located or to be located on the real property described on Schedule B attached hereto and incorporated herein by this reference;

    All general intangibles including, but not limited to, the general intangibles described on Schedule A attached hereto and incorporated herein by this reference;

    x All instruments including, but not limited to, the instruments described on Schedule A attached hereto and incorporated herein by this reference;

    All inventory including, but not limited to, the inventory described on Schedule A attached hereto and incorporated herein by this reference;

    All minerals or the like located on or related to the real property described on Schedule B attached hereto and incorporated herein by this reference;

    All standing timber located on the real property described on Schedule B attached hereto and incorporated herein by this reference;


 The property described in Schedule A;

All monies, instruments, and savings, checking or other deposit accounts within Lender's custody or control (excluding IRA, Keogh, trust accounts, and deposits subject to tax penalties if so assigned)
All accessions, accessories, additions, amendments, attachments, modifications, replacements and substitutions to any of the above;
All proceeds and products of any of the above
All policies of insurance pertaining to any of the above as well as any proceeds and unearned premiums pertaining to such policies; and All books and records pertaining to any of the above.


 4. OWNER'S TAXPAYER IDENTIFICATION. Owner's social security number or federal taxpayer identification number is: 75-2394846

 5. RESIDENCY/LEGAL STATUS. Owner is a resident of the state of: n/a
Owner is a:  Corporation;    Partnership;    Non-Profit Association;
Limited Liability Company; duly organized, validly existing and in good standing under the laws of the state of: Delaware

 6. REPRESENTATIONS, WARRANTIES, AND COVENANTS. Owner represents, warrants and covenants to Lender that:
 (a) Owner is and shall remain the sole owner of the Collateral;
 (b)



 (c) Owner's chief executive office, chief place of business, office where its business records are located, or residence is the address identified above. Owner's other executive offices, places of business, locations of its business records, or domiciles are described on Schedule C attached hereto and incorporated herein by this reference. Owner shall immediately advise Lender in writing of any change in or addition to the foregoing addresses;
 (d)Owner shall not become a party to any restructuring of its form of business or participate in any consolidation, merger, liquidation or dissolution without providing Lender with thirty (30) or more days' prior written notice of such change
 (e) Owner shall notify Lender of the nature of any intended change of Owner's name, or the use of any trade name, and the effective date of such change
 (f) The Collateral is and shall at all times remain free of all tax and other liens, security interests, encumbrances and claims of any kind except for those belonging to Lender and those described on Schedule D attached hereto and incorporated herein by this reference. Without waiving the event of default as a result thereof, Owner shall take any action and execute any document needed to discharge the foregoing liens, security interests, encumbrances and claims;
 (g) Owner shall defend the Collateral against all claims and demands of all persons at any time claiming any interest therein;
 (h) All of the goods, fixtures, minerals or the like, and standing timber constituting the Collateral is and shall be located at Owner's executive offices, places of business, residence and domiciles specifically described in this Agreement.
 (i) Owner shall provide Lender with possession of all chattel paper and instruments constituting the Collateral
 (j) All of Owners accounts or contract rights; chattel paper; documents; general intangibles; instruments; and federal, state, county, and municipal government and other permits and licenses; trusts, liens, contracts, leases, and agreements constituting the Collateral are and shall be valid, genuine and legally enforceable obligations and rights belonging to Owner against one or more third parties and not subject to any claim, defense, set-off or counterclaim of any kind
 (k) Owner shall not amend, modify, replace, or substitute any account or contract right; chattel paper; document, general intangible; or instrument constituting the Collateral without the prior written consent of Lender;
 (l) Owner has the right and is duly authorized to enter into and perform its obligations under this Agreement. Owner's execution and performance of these obligations do not and shall not conflict with the provisions of any statute, regulation, ordinance, rule of law contract or other agreement which may now or hereafter be binding on Owner;
 (m) No action or proceeding is pending against Owner which might result in any material or adverse change in its business operations or financial condition or materially affect the Collateral; other than what has previously been disclosed.
 (n)Owner has not violated and shall not violate any applicable federal, state, county or municipal statute, regulation or ordinance
    (including, but not limited to, those governing Hazardous Materials) which may materially and adversely affect its business operations or financial condition or the Collateral; and
 (o)This Agreement and the obligations described in this Agreement are executed and incurred for business and not consumer purposes .

   7. SALE OF COLLATERAL. Owner shall not assign, convey, lease, sell or transfer any of the Collateral to any third party without the prior written consent of Lender except for sales of inventory to buyers in the ordinary course of business.

   8. FINANCING STATEMENTS AND OTHER DOCUMENTS. Owner shall take all actions and execute all documents required by Lender to attach, perfect and maintain its security interest in the Collateral and establish and maintain its right to receive the payment of the proceeds of the Collateral including but not limited to, executing any financing statements, fixture filings, continuation statements, notices of security interest and other documents required by the Uniform Commercial Code and other applicable law. Owner shall pay the costs of filing such documents in all offices wherever filing or recording is deemed by Lender to be necessary or desirable. In lieu of filing security agreements financing statements, and effective financing statements, Lender shall be entitled to perfect its security interest in the Collateral by filing carbon, photographic or other reproductions of the aforementioned documents with any authority required by the Uniform Commercial Code or other applicable law.

   9. INQUIRIES AND NOTIFICATION TO THIRD PARTIES. Owner hereby authorizes Lender to contact any third party and make any inquiry pertaining to Owner's financial condition or the Collateral. In addition, Lender is authorized to provide oral or written notice of its security interest in the Collateral to any third party.

   10. COLLECTION OF INDEBTEDNESS FROM THIRD PARTIES. Lender shall be entitled to notify, and upon the request of Lender, Owner shall notify any account debtor or other third party (including, but not limited to, insurance companies) to pay any indebtedness or obligation owing to Owner and constituting the Collateral (cumulatively "Indebtedness") to Lender whether or not a default exists under this Agreement. Owner shall diligently collect the Indebtedness owing to Owner from its account debtors and other third parties until the giving of such notification. In the event that Owner possesses or receives possession of any instruments or other remittances with respect to the Indebtedness following the giving of such notification or if the instruments or other remittances constitute the prepayment of any Indebtedness or the payment of any insurance proceeds, Owner shall hold such instruments and other remittances in trust for Lender apart from its other property, endorse the instruments and other remittances to Lender, and immediately provide Lender with possession of the instruments and other remittances. Lender shall be entitled, but not required, to collect (by legal proceedings or otherwise), extend the time for payment, compromise exchange or release any obligor or collateral upon, or otherwise settle any of the Indebtedness whether or not an event of default exists under this Agreement. Lender shall not be liable to Owner for any action, error, mistake, omission or delay pertaining to the actions described in this paragraph or any damages resulting therefrom.

   11. POWER OF ATTORNEY. Owner hereby appoints Lender as its attorney-in-fact to endorse Owner's name on all instruments and other remittances payable to Owner with respect to the Indebtedness or other documents pertaining to Lender's actions in connection with the Indebtedness. In addition, Lender shall be entitled, but not required, to perform any action or execute any document required to be taken or executed by Owner under this Agreement. Lender's performance of such action or execution of such documents shall not relieve Owner from any obligation or cure any default under this Agreement. The powers of attorney described in this paragraph are coupled with an interest and are irrevocable.

   12. USE AND MAINTENANCE OF COLLATERAL. Owner shall use the Collateral solely in the ordinary course of its business, for the usual purposes intended by the manufacturer (if applicable), with due care, and in compliance with the laws, ordinances, regulations requirements and rules of all federal, state, county and municipal authorities including environmental laws and regulations and insurance policies. Owner shall not make any alterations, additions or improvements to the Collateral without the prior written consent of Lender. Without limiting the foregoing, all alterations, additions and improvements made to the Collateral shall be subject to the security interest belonging to Lender, shall not be removed without the prior written consent of Lender, and shall be made at Owner's sole expense. Owner shall take all actions and make any repairs or replacements needed to maintain the Collateral in good condition and working order.

 13. LOSS OR DAMAGE. Owner shall bear the entire risk of any loss, theft, destruction or damage (cumulatively "Loss or Damage") to all or any part of the Collateral. In the event of any Loss or Damage, Owner will either restore the Collateral to its previous condition, replace the Collateral with similar property acceptable to Lender in its sole discretion, or pay or cause to be paid to Lender the decrease in the fair market value of the affected Collateral.

   14. INSURANCE. The Collateral will be kept insured for its full value against all hazards including loss or damage caused by fire, collision, theft or other casualty. If the Collateral consists of a motor vehicle, Owner will obtain comprehensive and collision coverage in amounts at least equal to the actual cash value of the vehicle with deductibles not to exceed
$        n/a OWNER MAY FURNISH REQUIRED INSURANCE EITHER THROUGH EXISTING
POLICIES OWNED OR CONTROLLED BY OWNER OR THROUGH ANY INSURANCE COMPANY AUTHORIZED TO TRANSACT BUSINESS IN TEXAS, BUT LENDER MAY REFUSE ANY INSURER FOR REASONABLE CAUSE. The insurance policies shall require the insurance company to provide Lender with at least thirty (30) days' written notice before such policies are altered or canceled in any manner. The insurance policies shall name Lender as a loss payee and provide that no act or omission of Owner or any other person shall affect the right of Lender to be paid the insurance proceeds pertaining to the loss or damage of the Collateral. In the event Owner fails to acquire or maintain insurance, Lender (after providing notice as may be required by law) may in its discretion procure appropriate insurance coverage upon the Collateral and charge the insurance cost as an advance of principal under the promissory note. Owner shall furnish Lender with evidence of insurance indicating the required coverage. Lender may act as attorney-in-fact for Owner in making and settling claims under insurance policies, canceling any policy or endorsing Owner's name on any draft or negotiable instrument drawn by any insurer.

   15. INDEMNIFICATION. Lender shall not assume or be responsible for the performance of any of Owner's obligations with respect to the Collateral under any circumstances. Owner shall immediately provide Lender with written notice of and indemnify and hold Lender and its shareholders, directors, officers, employees and agents harmless from all claims, damages, liabilities (including attorneys' fees and legal expenses), causes of action, actions, suits and other legal proceedings (cumulatively "Claims") pertaining to its business operations or the Collateral including, but not limited to, those arising from Lender's performance of Owner's obligations with respect to the Collateral. It is the express intention of the parties hereto that the indemnity provided for herein is intended to and shall indemnify and protect Lender from the consequences of Lender's own negligence, whether or not that negligence is the sole or concurring cause of any claim, damage, liability, loss, deficiency, penalty, cost or expense. Owner, upon the request of Lender, shall hire legal counsel to defend Lender from such Claims/ and pay the attorneys' fees, legal expenses and other costs incurred in connection therewith. In the alternative, Lender shall be entitled to employ its own legal counsel to defend such Claims at Owner's cost.

   16. TAXES AND ASSESSMENTS. Owner shall execute and file all tax returns and pay all taxes, licenses, fees and assessments relating to its business operations and the Collateral (including, but not limited to, income taxes, personal property taxes, withholding taxes, sales taxes, use taxes, excise taxes and workers' compensation premiums) in a timely manner.

   17. INSPECTION OF COLLATERAL AND BOOKS AND RECORDS. Owner shall allow Lender or its agents to examine, inspect and make abstracts and copies of the Collateral and Owner's books and records pertaining to Owner's business operations and financial condition or the Collateral during normal business hours. Owner shall provide any assistance required by Lender for these purposes. All of the signatures and information pertaining to the Collateral or contained in the books and records shall be genuine, true, accurate and complete in all respects. Owner shall note the existence of Lender's security interest in its books and records pertaining to the Collateral.

 18. DEFAULT. Owner shall be in default under this Agreement in the event that Owner, Borrower or any guarantor:

 (a)fails to make any payment under this Agreement or any other indebtedness to Lender when due
 (b)fails to perform any obligation or breaches any warranty or covenant to Lender contained in this Agreement or any other present or future written agreement regarding this or any other indebtedness to Lender
 (c)provides or causes any false or misleading signature or representation to be provided to Lender;
 (d)allows any loss, diminution, or impairment of the physical condition, value, title, priority, possession, or control of any Collateral or Owner's or Lender's rights therein, including, but not limited to, allowing any part of the Collateral to be placed into receivership, removed, impaired, lost, stolen, destroyed, damaged, seized, confiscated or affected in any material way;
 (e)seeks to revoke, terminate or otherwise limit its liability under any continuing guaranty;
 (f)permits the entry or service of any garnishment, judgment, tax levy, attachment or lien against Owner, any guarantor, or any of their property
 (g)becomes legally incompetent, is dissolved or terminated, ceases to operate its business, becomes insolvent, makes an assignment for the benefit of creditors, or becomes the subject of any bankruptcy, insolvency or debtor rehabilitation proceeding
 (h)allows the Collateral to be used by anyone to transport or store goods, the possession, transportation, or use of which, is illegal;
 (i)causes Lender in good faith to deem itself insecure for any reason. and Borrower has been unable to provide assurances or restore the Bank's security.

 19. RIGHTS OF LENDER ON DEFAULT. If there is a default under this Agreement, Lender shall be entitled to exercise one or more of the following remedies without notice or demand (except as required by law):
 (a)to declare the Obligations immediately due and payable in full
 (b)to collect the outstanding Obligations with or without resorting to judicial process
 (c)to change Owner's mailing address, open Owner's mail, and retain any instruments or other remittances constituting the Collateral contained therein
 (d)to lawfully and peaceably take possession of any Collateral in any manner permitted by law;
 (e)to apply for and obtain, without notice and upon ex parte application, the appointment of a receiver for the Collateral without regard to Owner's financial condition or solvency, the adequacy of the Collateral to secure the payment or performance of the obligations, or the existence of any waste to the Collateral
 (f)to require Owner to deliver and make available to Lender any Collateral at a place reasonably convenient to Owner and Lender;
 (g)to sell, lease or otherwise dispose of any Collateral and collect any deficiency balance with or without resorting to legal process
 (h)to set-off Owner's obligations against any amounts due to Owner including, but not limited to, monies, instruments, and deposit accounts maintained with Lender, and
 (i) to exercise all other rights available to Lender under any other written agreement or applicable law.

Lender's rights are cumulative and may be exercised together, separately, and in any order. If notice to Owner of intended disposition of Collateral is required by law, Lender will provide reasonable notification of the time and place of any sale or intended disposition as required under the Uniform Commercial Code. In the event that Lender institutes an action to recover any Collateral or seeks recovery of any Collateral by way of a prejudgment remedy in an action against Owner, Owner waives the posting of any bond which might otherwise be required. Owner waives and consents to any release or other impairment of any Collateral because of any failure of Lender to perfect its security interest, any damage to any Collateral, or any other reason whatsoever, even if caused by Lender's negligence.

   20. APPLICATION OF PAYMENTS. Whether or not a default has occurred under this Agreement, all payments made by or on behalf of Owner and all credits due to Owner from the disposition of the Collateral or otherwise may be applied against the amounts paid by Lender (including attorneys' fees and legal expenses) in connection with the exercise of its rights or remedies described in this Agreement and any interest thereon and then to the payment of the remaining Obligations in whatever order Lender chooses.

   21. REIMBURSEMENT OF AMOUNTS EXPENDED BY LENDER. Owner shall reimburse Lender for all amounts (including attorneys' fees and legal expenses) expended by Lender in the performance of any action required to be taken by Owner or the exercise of any right or remedy belonging to Lender under this Agreement, together with interest thereon at the lower of the highest rate described in any promissory note or credit agreement executed by Borrower or Owner or the highest rate allowed by law from the date of payment until the date of reimbursement. These sums shall be Included in the definition of Obligations, shall be secured by the Collateral identified in this Agreement and shall be payable upon demand.

   22. ASSIGNMENT. Owner shall not be entitled to assign any of its rights, remedies or obligations described in this Agreement without the prior written consent of Lender. Consent may be withheld by Lender in its sole discretion. Lender shall be entitled to assign some or all of its rights and remedies described in this Agreement without notice to or the prior consent of Owner in any manner.

   23. MODIFICATION AND WAIVER. The modification or waiver of any of Owner's Obligations or Lender's rights under this Agreement must be contained in a writing signed by Lender. Lender may perform any of Owner's Obligations or delay or fail to exercise any of its rights without causing a waiver of those Obligations or rights. A waiver on one occasion shall not constitute a waiver on any other occasion. Owner's Obligations under this Agreement shall not be affected if Lender amends, compromises, exchanges, fails to exercise, impairs or releases any of the obligations belonging to any Owner or third party or any of its rights against any Owner, third party or collateral.

   24. SUCCESSORS AND ASSIGNS. This Agreement shall be binding upon and inure to the benefit of Owner and Lender and their respective successors, assigns, trustees, receivers, administrators, personal representatives, legatees, and devisees.

   25. NOTICES. Any notice or other communication to be provided under this Agreement shall be in writing and sent to the parties at the addresses described In this Agreement or such other address as the parties may designate in writing from time to time.

   26. SEVERABILITY. If any provision of this Agreement violates the law or is unenforceable, the rest of the Agreement shall remain valid.

   27. APPLICABLE LAW. THIS AGREEMENT SHALL BE GOVERNED BY THE LAWS OF THE STATE OF TEXAS AND APPLICABLE FEDERAL LAW. OWNER OF COLLATERAL CONSENTS TO THE JURISDICTION AND VENUE OF ANY COURT LOCATED IN THE COUNTY IN WHICH THIS AGREEMENT IS SIGNED OR IN WHICH OWNER OF COLLATERAL RESIDES IN THE EVENT OF ANY LEGAL PROCEEDING UNDER THIS AGREEMENT.

   28. COLLECTION EXPENSES. If Lender hires an attorney (who is not a salaried employee of Lender) to assist in collecting amounts owed or enforcing Lender's rights or remedies, Owner agrees to pay Lender's reasonable attorneys' fees, court costs and related expenses to the extent permitted by law, subject to court award.

   29. MISCELLANEOUS. This Agreement is executed for commercial purposes. Owner shall supply information regarding Owner's business operations and financial condition or the Collateral in the form and manner as requested by Lender. All information furnished by Owner to Lender shall be true, accurate and complete in all respects. Owner and Lender agree that time is of the essence. All references to Owner in this Agreement shall include all parties signing below. If there is more than one Owner, their obligations shall be joint and several. This Agreement shall remain in full force and effect until Lender provides Owner with written notice of termination. This Agreement and any related documents represent the complete and integrated understanding between Owner and Lender pertaining to the terms and conditions of those documents.

   30. ADDITIONAL TERMS:

Borrower will have no more than thirty (30) days to cure any default from the date of written notice by the Bank.










Owner acknowledges that Owner has read, understands, and agrees to the terms and conditions of this Agreement.

This Agreement and related documents have been signed in the county of Lender's address unless otherwise specified: LUBBOCK

Dated: April 1, 1997

                           LENDER: PLAINS NATIONAL BANK OF WEST TEXAS
                                   P.O. Box 271

                           DARRELL W ADAMS
                           SENIOR VICE PRESIDENT

OWNER: DSI INDUSTRIES, INC.                                           OWNER:

/s/ Sherman H. Norton, Jr.
SHERMAN H. NORTON, JR. - CHAIRMAN
OF THE BOARD


OWNER:                     OWNER:



OWNER:                     OWNER:



OWNER:                     OWNER:




                          SCHEDULE A
NORTON DRILLING COMPANY COMMON STOCK CERTIFICATE #1 FOR 1,000 SHARES







                          SCHEDULE B











                          SCHEDULE C










                          SCHEDULE D







Exhibit 10.40

The Plains National Bank PNB
5010 University
Lubbock, Texas 79413
(806-795-7131 "LENDER" Lubbock County


                COMMERCIAL CONTINUING GUARANTY

        GUARANTOR                                          BORROWER
DSI INDUSTRIES, INC.                          NORTON DRILLING COMPANY

        ADDRESS                                            ADDRESS
5211 BROWNFIELD HWY, SUITE 230                5211 BROWNFIELD HWY, SUITE 230
LUBBOCK, TX 79407                             LUBBOCK, TX. 79407
Telephone     Identification No.              Telephone     Identification
No.
785-8400                                      785-8400

    1. CONSIDERATION. This Guaranty is being executed to induce Lender indicated above to enter into one or more loans or other financial accommodations with or on behalf of Borrower.

    2. GUARANTY. Guarantor hereby unconditionally guarantees the prompt and full payment and performance of Borrower's present and future, joint and/or several, direct and indirect, absolute and contingent, express and implied, indebtedness, liabilities, obligations and covenants to Lender, including any amendments, extensions modifications, renewals, or substitutions, thereto (cumulatively "Obligations"):

 X UNLIMITED: Guarantor's Obligations under this Guaranty shall be unlimited and shall include all present or future Obligations between Borrower and Lender (whether executed for the same or different purposes), together with all interest and all of Lender's expenses and costs, incurred in connection with the Obligations.

  LIMITED TO: Guarantor's Obligations under this Guaranty shall include all present and future written agreements between Borrower and Lender
  (whether executed for the same or different purposes), but shall be limited to the principal amount of________________Dollars, together with all interest and all of Lender 's expenses and costs incurred in connection with the Obligations.

  LIMITED TO THE FOLLOWING DESCRIBED NOTES/AGREEMENTS: Guarantor's Obligations under this Guaranty shall be limited to the obligations described in the following notes and agreements together with all interest and all of Lender's expenses and costs, incurred in connection with the Obligations:

Interest Principal Amount/  Funding/Maturity           Customer  Loan
  Rate    Credit Limit      Agreement Date      Date    Number  Number





    3. ABSOLUTE AND CONTINUING NATURE OF GUARANTY. Guarantor's obligations under this Guaranty are absolute and continuing and shall not be affected or impaired if Lender amends, renews, extends, compromises, exchanges, fails to exercise, impairs or releases any of the obligations belonging to any Borrower, Co-guarantor or third party or any of Lender's rights against any Borrower, Co-guarantor, third party, or collateral. In addition, Guarantor's Obligations under this Guaranty shall not be affected or impaired by the death, incompetency, termination, dissolution, insolvency, business cessation, or other financial deterioration of any Borrower, Guarantor, or third party.

   4. DIRECT AND UNCONDITIONAL NATURE OF GUARANTY. Guarantor's Obligations under this Guaranty are direct and unconditional and may be enforced without requiring Lender to exercise, enforce, or exhaust any right or remedy against any Borrower, Co-guarantor, third party, or collateral.

    5. WAIVER OF NOTICE. Guarantor hereby waives notice of the acceptance of this Guaranty; notice of present and future extensions of credit and other , financial accommodations by Lender to any Borrower;




THIS GUARANTY HAS BEEN SIGNED IN THE COUNTY OF THE LENDER'S ADDRESS UNLESS OTHERWISE SPECIFIED:




GUARANTOR ACKNOWLEDGES GUARANTOR HAS READ, UNDERSTANDS, AND AGREES TO THE TERMS AND CONDITIONS OF THIS AGREEMENT INCLUDING THE TERMS AND CONDITIONS ON THE REVERSE SIDE. GUARANTOR ACKNOWLEDGES RECEIPT OF AN EXACT COPY OF THIS AGREEMENT.



DATED: April 1, 1997









GUARANTOR: DSI INDUSTRIES, INC.                          GUARANTOR:
/S/ Sherman H. Norton, Jr.
SHERMAN H. NORTON, JR.- CHAIRMAN
OF THE BOARD





GUARANTOR:                                               GUARANTOR:
















    6. DEFAULT. Guarantor shall be in default under this Guaranty in the event that any Borrower or Guarantor:
   (a) fails to pay any amount under this Guaranty or any other indebtedness to Lender when due (whether such amount is due by acceleration or otherwise);
   (b) fails to perform any obligation or breaches any warranty or covenant to Lender contained in this Guaranty or any other present or future written agreement;
   (c)provides or causes any false or misleading signature or representation to be provided to Lender;
   (d) allows any collateral for the Obligations or this Guaranty to be destroyed, lost or stolen, or damaged in any material respect
   (e) permits the entry or service of any garnishment, judgment, tax levy, attachment or lien against Borrower, Guarantor, or any of their property;
   (f) becomes legally incompetent, is dissolved or terminated, ceases to operate its business, becomes insolvent, makes an assignment for the benefit of creditors, or becomes the subject of any bankruptcy, insolvency or debtor rehabilitation proceeding; or
   (g) causes Lender to deem itself insecure in good faith for any reason. and Borrower has been unable to provide assurances or or restore the Bank's security.

7. RIGHTS OF LENDER ON DEFAULT. If there is a default under this Guaranty, Lender shall be entitled to exercise one or more of the following remedies without notice or demand (except as required by law):
   (a) to declare Guarantor's Obligations under this Guaranty immediately due and payable in full;
   (b) to collect the outstanding obligations under this Guaranty with or without resorting to judicial process;
   (c) to set-off Guarantor's Obligations under this Guaranty against any amounts due to Guarantor including, but not limited to, monies, instruments, and deposit accounts maintained with Lender; and
   (d) to exercise all other rights available to Lender under any other written agreement or applicable law.

Lender's rights are cumulative and may be exercised together, separately, and in any order. Guarantor waives and consents to any release or other impairment of any collateral securing the Obligations because of any failure of Lender to perfect a security interest in any such collateral or any other reason whatsoever even if caused by Lender's negligence.

   8. SUBORDINATION. Any indebtedness of Borrower now or hereafter owed to or held by Guarantor is hereby subordinated to the payment in full of the Obligations of Borrower to Lender during the term of this Agreement. Guarantor agrees that Lender shall be preferred to Guarantor in any assignment for the benefit of Borrower's creditors in any bankruptcy, insolvency, liquidation, or reorganization proceeding commenced by or against Borrower in any federal or state court.

   9. INDEPENDENT INVESTIGATION. Guarantor's execution and delivery to Lender of this Guaranty is based solely upon Guarantor's independent investigation of Borrower's financial condition and not upon any written or oral representation of Lender in any manner. Guarantor assumes full responsibility for obtaining any additional information regarding Borrower's financial condition and Lender shall not be required to furnish Guarantor with any information of any kind regarding Borrower's financial condition.

   10. ACCEPTANCE OF RISKS. Guarantor acknowledges the absolute and continuing nature of this Guaranty and voluntarily accepts the full range of risks associated herewith including, but not limited to, the risk that Borrower's financial condition shall deteriorate or, if this Guaranty is unlimited, the risk that Borrower shall incur additional Obligations to Lender in the future.

   11. SUBROGATION. Guarantor, after performing under this Guaranty, shall not be subrogated to any of Lender's rights against any Borrower which presently is or may become the subject of any bankruptcy proceedings. Under these circumstances, Guarantor specifically waives any rights and claims as a creditor of such Borrower's bankruptcy estate. Other than as mentioned above, Guarantor, after fully performing under this Guaranty, will be subrogated to any of Lender's rights against any Borrower, any other guarantor, any third party or any collateral which may secure the obligations of any of these parties.

   12. APPLICATION OF PAYMENTS. Lender will be entitled to apply any payments or other monies received from Borrower, any third party, or any collateral against Borrower s present and future obligations to Lender in any order.

   13. ESSENCE OF TIME. Guarantor and Lender agree that time is of the essence.

  14. TERMINATION. This Guaranty shall remain in full force and effect until Lender executes and delivers to Guarantor a written release thereof. Notwithstanding the foregoing, Guarantor shall be entitled to terminate any unlimited guaranty of Borrower's future Obligations to Lender following any anniversary of this Guaranty by providing Lender with sixty (60) or more days' written notice of such termination by hand-delivery or certified mail. Notice shall be deemed given when received by Lender. Such notice of termination shall not effect or impair any of the agreements and obligations of the Guarantor under this Agreement with respect to any of the obligations (including legal, binding obligations to lend additional funds in the future) existing prior to the time of actual receipt of such notice by Lender, any extensions or renewals thereof, and any interest on any of the foregoing.

   15. ASSIGNMENT. Guarantor shall not be entitled to assign any of its rights or obligations described in this Guaranty without Lender's prior written consent which may be withheld by Lender in its sole discretion. Lender shall be entitled to assign some or all of its rights and remedies described in this Guaranty without notice to or the prior consent of Guarantor in any manner. Unless the Lender shall otherwise consent in writing, the Lender shall have an unimpaired right prior and superior to that of any assignee, to enforce this Guaranty for the benefit of the Lender, as to those Obligations that the Lender has not assigned

   16. MODIFICATION AND WAIVER. The modification or waiver of any of Guarantor's obligations or Lender's rights under this Guaranty must be contained in a writing signed by Lender. Lender may delay in exercising or fail to exercise any of its rights without causing a waiver of those rights. A waiver on one occasion shall not constitute a waiver on any other occasion.

   17. SUCCESSORS AND ASSIGNS. This Guaranty shall be binding upon and inure to the benefit of Guarantor and Lender and their respective successors, assigns, trustees, receivers, administrators, personal representatives, legatees, and devisees.

   18. NOTICE. Any notice or other communication to be provided under this Guaranty shall be in writing and sent to the parties at the addresses described in this Guaranty or such other addresses as the parties may designate in writing from time to time.

   19. SEVERABILITY. If any provision of this Guaranty violates the law or is unenforceable, the rest of the Guaranty shall remain valid.

   20. APPLICABLE LAW. THIS GUARANTY SHALL BE GOVERNED BY THE LAWS OF THE STATE OF TEXAS AND APPLICABLE FEDERAL LAWS.

   21. COLLECTION COSTS. If Lender hires an attorney to assist in collecting any amount due or enforcing any right or remedy under this Guaranty, Guarantor agrees to pay Lender's reasonable attorneys' fees, legal expenses and other costs as permitted by law.

   22. MISCELLANEOUS. This Guaranty is executed in connection with a commercial or agricultural loan. Guarantor will provide Lender with a current financial statement upon request. All references to Guarantor in this Guaranty shall include all entities or persons signing on reverse. If there is more than one Guarantor, their obligations shall be joint and several. This Guaranty and any related documents represent the complete and integrated understanding between Guarantor and Lender pertaining to the terms and conditions of those documents.

   23. ADDITIONAL TERMS:
Borrower will have no more than thirty (30) days to cure any default from the date of written notice by the bank.









































THE PLAINS NATIONAL BANK PNB           GUARANTOR
5010 University                    DSI INDUSTRIES, INC.
Lubbock, Texas 79413                               DISCLAIMER OF
(806)-795-7131 "LENDER"                            ORAL AGREEMENTS
Lubbock County

                                 ADDRESS
                            5211 Brownfield Hwy, Suite 230
                            LUBBOCK, TX 79407
                            Telephone No.     Identification No.
                            785-8400


OFFICER   INTEREST  PRINCIPAL AMOUNT/   FUNDING/MATURITY  CUSTOMER  LOAN
INITIALS    RATE     CREDIT LIMIT      AGREEMENT DATE      NUMBER  NUMBER

DWA       VARIABLE   $1,000,000.00     04/01/97 04/01/98           1051465




Guarantor and Lender (the "Parties") incorporate by reference into each of the documents executed in connection with the transaction described above, the following provision:




THIS WRITTEN LOAN AGREEMENT REPRESENTS THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES .

THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.




Date: April 1, 1997

                       Lender: Plains National Bank of West Texas
                                P.O. Box 271

                               DARRELL W ADAMS
                               SENIOR VICE PRESIDENT



GUARANTOR: DSI INDUSTRIES, INC.                          GUARANTOR:

/S/ Sherman H. Norton, Jr.
SHERMAN H. NORTON, JR.- CHAIRMAN
OF THE BOARD

GUARANTOR:                                               GUARANTOR: