Form 10-K/A
period 1996-11-30
DSI INDUSTRIES INC
filed 1997-04-28
CIK 806850

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


(Mark one)                          FORM 10-K/A
    [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


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

Common Stock outstanding as of February 11, 1997 was 22,810,269 shares.
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (c).  Exhibits required by Item 601 of Regulation S-K are as follows:

       27.  Financial data schedule






























































                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      DSI INDUSTRIES, INC.


Dated: April 11, 1997   By:/s/Sherman H. Norton, Jr.
                        Sherman H. Norton, Jr.
                        Chairman, Chief Executive Officer and President

Dated: April 11, 1997   By:/s/David W. Ridley
                        David Ridley, Chief Financial Officer
                        (Principal Financial and Accounting Officer)

Dated: April 11, 1997   By:/s/Harvey Bayard
                        Harvey Bayard, Director

Dated: April 11, 1997   By:/s/Brian J. McDonald
                        Brian J. McDonald, Director

Dated: April 11, 1997   By:/s/Kenneth Levy
                        Kenneth Levy, Director

Dated: April 11, 1997   By:/s/S. Howard Norton, III
                        S. Howard Norton, III, Director

Dated: April 11, 1997   By:/s/Sherman H. Norton,Jr.
                        Sherman H. Norton, Jr., Director

Dated: April 11, 1997   By:/s/John W. Norton
                        John William Norton, Director

Dated: April 11, 1997   By:/s/Larry Adkins
                        Larry Adkins, Director