Form 10-Q
period 1997-05-31
DSI INDUSTRIES INC
filed 1997-07-17
CIK 806850

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

(Mark one)                          FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended May 31, 1997

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

             Class                         Outstanding at July 3, 1997
Common stock, par value $.01 per share                  23,206,340 shares

                               Page 1 of 25






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

   Unaudited Consolidated Statements of Operations......................4

   Unaudited Consolidated Statements of Stockholders' Equity............5

   Unaudited Consolidated Statements of Cash Flows......................6

   Notes to Consolidated Financial Statements...........................8

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations...................................................12

Part II - Other Information ............................................14

Item 6. Exhibits and Reports on Form 8K.................................14

Signatures .............................................................15

























                               Page 2 of 25
                 PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
   The following financial statements include all adjustments which in management's opinion are necessary in order to make the financial statements not misleading.

              DSI INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                                                   May 31,    November 30,
                                                    1997         1996
Current assets:                                 -----------  -------------
   Cash and cash equivalents                    $   173,005  $   774,226
   Accounts receivable , trade, less allowance
     for doubtful accounts of $278,053            5,247,284    4,571,323
   Costs and estimated earnings in excess of
     billings on uncompleted contracts              678,255      711,355
   Insurance proceeds recoverable                   155,555      153,586
   Prepaid expenses and other current assets         78,662      212,625
                                                -----------  -----------
        Total current assets                      6,332,761    6,423,115

Property and equipment, at cost, net of
   accumulated depreciation                       9,483,302    8,508,540
Goodwill, net of accumulated amortization         1,364,697    1,412,327
Security deposits                                   128,991      128,991
                                                -----------  -----------
        Total assets                            $17,309,751  $16,472,973
                                                ===========  ===========
Current liabilities:
   Current maturities of notes payable          $ 2,349,232  $ 1,520,964
   Accounts payable                               5,306,050    4,986,701
   Billings in excess of costs of uncompleted
        contracts                                       - -       15,293
   Accrued expenses and other current
     liabilities                                  1,195,434    1,391,915
   Net liabilities of discontinued operations       477,865      538,357
                                                -----------  -----------
        Total current liabilities                 9,328,581    8,453,230
                                                -----------  -----------
Notes payable, less current maturities            3,411,106    3,362,755
                                                -----------  -----------
Commitments and contingencies                           - -          - -
Stockholders' equity:
   Common stock-par value $.01;
   authorized-100,000,000 shares,
   issued-24,289,436 and 23,893,365, respectively
   outstanding-23,206,340 and 22,810,269 shares,
        respectively                                242,894      238,934
   Additional paid-in capital                     9,879,317    9,716,928
   Accumulated deficit                           (5,465,499)  (5,212,226)
                                                -----------  -----------
                                                  4,656,712    4,743,636
   Less treasury stock, at cost                  (   86 648)  (   86,648)
                                                -----------  -----------
   Total stockholders' equity                     4,570,064    4,656,988
                                                -----------  -----------
   Total liabilities and stockholders' equity   $17,309,751  $16,472,973
                                                ===========  ===========
The accompanying notes are an integral part of these unaudited consolidated financial statements.
                           Page 3 of 25
                DSI INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

                             For the six months ended For the three months ended
                               May 31,      May 31,      May 31,     May 31,
                                1997         1996         1997        1996
                              ----------- -----------  ----------   -----------
Operating revenues:
   Contract drilling revenues $15,010,192 $11,242,528  $8,051,407   $ 6,376,589
   Other                            3,238      46,734       1,892        22,855
                              ----------- -----------  ----------   -----------
   Total operating revenues    15,013,430  11,289,262   8,053,299     6,399,444
                              ----------- -----------  ----------   -----------
Operating costs and expenses:
   Direct drilling costs       13,739,528   9,772,783   7,411,929     5,552,034
   General and administrative     535,449     547,347     219,139       268,678
   Depreciation, depletion and
    amortization                  958,655     641,502     580,781       320,752
   Other                            3,352       9,070       1,933         6,931
                              -----------  ----------  ----------   -----------
   Total operating costs
     and expenses              15,236,984  10,970,702   8,213,782     6,148,395
                              -----------  ----------  ----------   -----------
   Operating income (loss)    (   223,554)    318,560  (  160,483)      251,049
                              -----------  ----------  ----------   -----------
Other income (expense):
   Net gain on sale of assets     209,795     112,281      74,965       101,057
   Interest expense           (   264,514) (  195,059) (  147,589)   (   95,955)
                              -----------  ----------  ----------   -----------
     Total other income
      (expense), net          (    54,719) (   82,778) (   72,624)        5,102
                              -----------  ----------  ----------   -----------
Income (loss) before provision for
   income taxes and discontinued
   operations                 (   278,273)    235,782  (  233,107)      256,151

Income taxes                          - -         - -         - -           - -
                              ------------  ---------  -----------   ----------
Income (loss) from continuing
   operations                 (   278,273)    235,782  (  233,107)      256,151

Adjustment to provision for loss on
   disposal credited               25,000         - -      25,000           - -
                              -----------   ---------  ----------    ----------
Net income (loss)             $(  253,273)$   235,782  $( 208,107)  $   256,151
                              =========== ===========  ==========   ===========
Per share data:
   Primary
     Net income (loss)             $(0.01)      $0.01      $(0.01)       $ 0.01
                                   ======       =====      ======        ======
   Assuming full dilution
     Net income (loss)             $(0.01)      $0.01      $(0.01)       $ 0.01
                                   ======       =====      ======        ======
Weighted average number of
 common shares outstanding
   Primary                     24,043,524  23,693,365  24,190,418    22,693,365
                               ==========  ==========  ==========    ==========
   Assuming full dilution      24,043,524  23,693,365  24,190,418    22,693,365
                               ==========  ==========  ==========    ==========
 The accompanying notes are an integral part of these unaudited consolidated financial statements.
                        Page 4 of 25
                  DSI INDUSTRIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               (Unaudited)

                                     Common Stock             Treasury Stock
                                 --------------------    ---------------------
                                   Shares   Par Value      Shares    Par Value
                                 ---------- ---------    ---------  ----------
Balance, November 30, 1995       23,893,365  $238,934        - -      $    - -

Net income for the six months
  ended May 31, 1996                    - -       - -        - -           - -
                                 ----------  --------    ---------   ---------
Balance May 31, 1996             23,893 365  $238,934          - -    $    - -
                                 ==========  ========    =========   =========
Balance November 30, 1996        23,893,365  $238,934    1,083,096    $(86,648)

Shares issued in satisfaction of
  liabilities                       396,071     3,960          - -         - -

Net loss for the six months
  ended May 31, 1997                    - -       - -          - -         - -
                                 ----------  --------    ---------    --------
Balance May 31, 1997             24,289,436  $242,894    1,083,096    $(86,648)
                                 ==========  ========    =========    ========
                                                    Retained
                                       Additional   Earnings/         Total
                                        Paid in    Accumulated     Stockholders'
                                        Capital     (Deficit)         Equity
                                      ----------   ------------    ------------
Balance, November 30, 1995            $9,716,928   $ (8,643,168)   $ 1,312,694

Net income for the six months
  ended May 31, 1996                         - -        235,782        235,782
                                      ----------    -----------     ----------
Balance May 31, 1996                  $9,716,928    $(8,407,386)    $1,548,476
                                      ==========    ===========     ==========
Balance November 30, 1996             $9,716,928    $(5,212,226)    $4,656,988

Shares issued in satisfaction of
  liabilities                            162,389            - -        166,349

Net loss for the six months
  ended May 31, 1997                         - -     (  253,273)    (  253,273)
                                      ----------    -----------     ----------
Balance May 31, 1997                  $9,879,317    $(5,465,499)    $4,570,064
                                      ==========    ===========     ==========
 The accompanying notes are an integral part of these unaudited consolidated financial statements.
                               Page 5 of 25
                 DSI INDUSTRIES, INC.  AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                            For the six months ended  For the three months ended
                                May 31,    May 31,       May 31,     May 31,
                                 1997       1996          1997        1996
                            ----------- ------------  ----------- ------------
Cash flows from operating activities:
  Net income (loss)        $(  253,273)  $  235,782   $( 208,107)  $   256,151
  Adjustments to reconcile net
   income (loss) to net cash provided
    by (used in) operating activities:
   Adjustment to provision for loss
    on disposal credited    (   25,000)         - -   (   25,000)          - -
   Depreciation, depletion and
    amortization               958,655      641,502      580,781       320,752
   Gain on sale of assets   (  209,795)  (  112,281)  (   74,965)   (  101,057)
  Increase (decrease) in cash flows
   as a result of changes in operating
   asset and liability account balances:
  Increase in accounts receivable
     -trade                 (  675,961)  (1,033,548)  (1,090,965)   (1,253,204)
  (Increase) decrease in insurance
     proceeds recoverable   (    1,969)     661,184   (   48,296)          - -
  (Increase) decrease in net costs
     and estimated earnings in excess
     of billings on uncompleted
     contracts                  17,807       33,693       43,887    (  172,191)
  Decrease in prepaid expenses and
     other current assets      133,963      125,412       56,903        67,279
  Refund of security deposits      - -       34,378          - -        34,378
  Increase (decrease) in accounts
     payable                   319,349   (  139,254)     667,180       641,503
  Increase (decrease) in accrued
     expenses and other current
     liabilities            (   30,132)     133,004      150,793       165,363
                            ----------   ----------   ----------    ----------
   Net cash provided by (used in)
     continuing operations     233,644      579,872       52,211    (   41,026)
  Net cash used in discontinued
   operations               (   35,492)         - -   (       53)          - -
                            ----------   ----------   ----------    ----------
  Net cash provided by (used in)
   operating activities        198,152      579,872       52,158    (   41,026)
                            ----------   ----------   ----------    ----------
Cash flows from investing activities:
  Proceeds from sale of property
   and equipment               240,741      216,393      105,911       205,169
  Acquisition of property and
   equipment                (1,832,846)  (  545,317)  (  729,522)   (  264,243)
                            ----------   ----------   ----------    ----------
   Net cash used in investing
    activities              (1,592,105)  (  328,924)  (  623,611)   (   59,074)
                            ----------   ----------   ----------    ----------
The accompanying notes are an integral part of these unaudited consolidated financial statements.
                           Page 6 of 25

                  DSI INDUSTRIES, INC.  AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                (Continued)


                            For the six months ended  For the three months ended
                                May 31,    May 31,       May 31,      May 31,
                                 1997       1996          1997         1996
                            ----------- ------------  ------------ ------------
Cash flows from financing activities:
 Proceeds from notes payable    500,000      116,000           - -     116,000
 Proceeds from (repayments of)
  revolving line of credit, net 815,000   (  175,000)      650,000     125,000
 Repayments of notes payable (  522,268)  (  293,871)   (  150,827) (  125,823)
                             ----------   ----------    ----------  ----------

   Net cash provided by (used in)
    financing activities        792,732   (  352,871)      499,173     115,177
                             ----------   ----------    ----------  ----------
   Net increase (decrease) in cash
    and cash equivalents     (  601,221)   ( 101,923)   (   72,280)     15,077

Cash and cash equivalents at
  beginning of period           774,226      283,055       245,285     166,055
                             ----------    ---------    ----------   ---------
Cash and cash equivalents at
  end of period              $  173,005   $  181,132    $  173,005  $  181,132
                             ==========   ==========    ==========  ==========


Supplemental disclosures of cash flows information:
 Cash paid during the period:
  Interest                   $  238,945   $  178,524    $  132,191  $  100,818
                             ==========   ==========    ==========  ==========
  Income taxes               $   21,066   $   13,136    $   21,066  $   13,136
                             ==========   ==========    ==========  ==========
 Supplemental Schedule of Non-cash Investing and Financing Activities:

During the periods ending May 31, 1997 and 1996, the Company acquired property and equipment in connection with capital lease arrangements in the amount of $83,887 and $103,300, respectively.

In March, 1997, 396,071 shares of common stock were issued in satisfaction of outstanding liabilities of Norton in the amount of $166,349.






The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       Page 7 of 25
                DSI INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

1. PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

          In the opinion of the Company, the accompanying consolidated balance sheet as of May 31, 1997 and the consolidated statements of operations, stockholders' equity, and cash flows for the three and six months ended
  May 31, 1997 and 1996 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of May 31, 1997, the results of operations and cash flows for the three and six months ended May 31, 1997 and 1996. The accompanying consolidated balance sheet as of November 30, 1996 is presented herein as unaudited, inasmuch as such balance sheet was prepared from the balance sheet set forth in the audited consolidated financial statements and does not reflect all disclosures and footnotes contained in those audited consolidated financial statements.

     The results of operations for the three and six months ended May 31, 1997 are not necessarily indicative of the results of operations for the entire year.

     Certain reclassifications have been made to the 1996 consolidated financial statements in order for them to conform with the 1997 presentation.

  2. INCOME (LOSS) PER COMMON SHARE

     Net income (loss) per common share of stock has been computed using the weighted average number of common shares outstanding during the six and three month periods ended May 31, 1997 and 1996.

     Primary net income (loss) per common and common equivalent share has been computed based on the weighted average number of common shares outstanding during the period and on the net additional number of shares which would be issuable upon the exercise of warrants and stock options, assuming that the Company used the proceeds received to purchase shares of treasury stock. Common stock equivalents are not included in the outstanding shares computation for the three and six month periods ended May 31, 1997 and 1996 as they were not dilutive.

     Fully diluted earnings per share amounts are based on the weighted average number of common and common equivalent shares plus the increased number of shares that would be outstanding assuming conversion of the subordinated convertible notes payable to affiliates. Weighted average number of common shares outstanding assuming full dilution for the three and six month periods ended May 31, 1997 and 1996 do not include these additional shares as they were not dilutive.

  3. DISCONTINUED OPERATIONS

     On August 18, 1994, DSI discontinued the MRI Segment due to recurring losses experienced by the segment. The remaining net liabilities of the segment relate to claims filed by the segment's former landlord for past due rent. Management is currently of the opinion that if negotiations with the former landlord are not successful in settling their obligations, DSI may cause the segment to seek protection from the landlord under bankruptcy


                                  Page 8 of 25
                       DSI INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                                (Continued)

3. DISCONTINUED OPERATIONS (Continued)

  proceedings. It is possible that final settlement will result in the payment of significantly less than amounts currently recorded as liabilities which could result in a gain realized in the reversal of such recorded liabilities. Management's estimate of the potential gain is between approximately $25,000 and $40,000.

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

   On July 22, 1996, DSI effected the closing of a stock purchase agreement ("Purchase Agreement") dated as of July 19, 1996, by and between a third party purchaser ("Buyer") and DSI. Pursuant to or in accordance with the Agreement, effective upon the closing the Buyer purchased all the outstanding shares of common stock of Sunny's Plants, Inc., the sole stockholder of all the capital stock of Sunshine Botanicals, Inc., Interior Plant Supply, Inc., and Sunny's Trucking, Inc. from DSI, in consideration of certain releases and the payment by DSI to the Buyer of $10,000. Furthermore, certain Directors and Officers of DSI resigned from their respective positions as Directors and Officers of Sunny's and it's subsidiaries and DSI received certain releases.

   The net liabilities of the discontinued operations are as follows:

                                                    May 31,   November 30,
                                                     1997        1996
                                                  ----------  -----------
  Notes payable and capital lease obligations     $  365,074   $  395,074
  Accounts payable and other liabilities              25,000       50,000
  Estimated loss on disposal of segments              87,791       93,283
                                                  ----------   ----------
  Net liabilities of discontinued segments        $  477,865   $  538,357
                                                  ==========   ==========


                                  Page 9 of 25
                        DSI INDUSTRIES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                                 (Continued)

  4. RELATED PARTY TRANSACTIONS

     During May, 1993 a former officer of the Drilling Segment (Norton), and an officer/director of DSI, advanced $500,000 ($90,000 and $410,000, respectively) to Norton in the form of unsecured demand notes, bearing interest equal to the entity's primary lending institution's prime rate.

  Interest charged to operations on the notes payable was approximately $20,000 and $22,000 for the six months ending May 31, 1997 and 1996, respectively. The notes are convertible into DSI's common stock at $0.44 per share for an aggregate 1,136,364 shares of DSI's common stock.

     In the year ended November 30, 1995, two officers/directors of DSI, a corporation owned by an officer/director of DSI, and one former officer of Norton, along with the Drilling Segment, participated in a joint venture in three wells. The joint venture contracted with Norton to drill, equip, and operate the three wells and incurred costs totaling approximately $36,035 and $53,704 for the six months ending May 31, 1997 and 1996, respectively.

     In April, 1996, Norton sold substantially all of its interest in the joint venture to a corporation in which the two directors of DSI, the corporation owned by a director of DSI and the former officer of Norton, are stockholders. The sales price of the interest sold was $200,000 and Norton realized a gain on the sale of the interest of approximately $117,000. The corporation's pro rata share of the costs for the six month period ending May 31, 1997 were approximately $11,531 of which approximately $2,080 was outstanding at May
  31, 1997.

     Each joint venture participant was liable for their pro rata share of the costs incurred. Norton's share was $721 and $16,579 for the six months ending May 31, 1997 and 1996, respectively. The aggregate costs to be borne by the five related parties mentioned above was $15,135 and $7,050 for the six months ending May 31, 1997 and 1996, respectively. The amounts due from related parties at May 31, 1997 and 1996 were approximately $2,920 and $6,748, respectively.

  5. OPTIONS AND WARRANTS

     On February 23, 1997 the Board of Directors issued 130,000 options to four directors of the Company in accordance with the Company's 1989 Stock Option Plan at an exercise price of $0.56 per share.

                         DSI INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                                 (Continued)

5. Options and Warrants (Continued)

     The Board also authorized the issuance of warrants to an officer/director of DSI as compensation for the individual personally guaranteeing certain obligations of Norton. Three warrants have been issued for this purpose. The first warrant was issued for guarantees related to obligations entered into in August 1996 and allows the officer/director to purchase 640,000 shares of common stock at the exercise price of $0.50 per share. The second warrant was issued for guarantees related to obligations entered into in January 1997 and allows the officer/director to purchase 17,024 shares of common stock at $0.78 per share. These two warrants were issued on February 23, 1997. A third warrant was issued on April 1, 1997 for guarantees related to obligations entered into on April 1, 1997 and allows the officer/director to purchase 32,000 shares of common stock at $0.625 per share.

     On May 21, 1997, the Board of Directors issued 20,000 options to two directors of the Company in accordance with the Company's 1989 Stock Option Plan at an exercise price of $0.63 per share.

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

  7. NOTES PAYABLE

     Norton was in violation of certain covenants of its debt agreements with The Plains National Bank of West Texas at May 31, 1997. Norton has received a waiver of such violations by the lender for 120 days. Management is of the opinion that it will be able to cure the violations within the 120 day period.

  8. SUBSEQUENT EVENTS

     As stated in Note 3, DSI remains liable as guarantor of a mortgage note until the purchaser has fully satisfied the obligation. On July 3, 1997, DSI was notified by the lender that the payments due June 1, 1997 and July
  1, 1997 amounting to approximately $48,000 total had not been paid by the purchaser. The lender indicated that if all amounts due were not paid in full by July 18, 1997 the loan will be forwarded to the lender's attorney to begin foreclosure and collection proceedings. The unpaid balance of the obligation at July 7, 1997 was approximately $1,932,000.

  Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

  Liquidity and Capital Resources

    As of May 31, 1997, DSI had a working capital deficiency of approximately $2,996,000 and cash and cash equivalents of approximately $173,000 as compared to a working capital deficiency of approximately $2,030,000 and cash and cash equivalents of approximately $774,000 at November 30, 1996. For the six months ended May 31, 1997, operations provided approximately $198,000 in cash flows and DSI's financing activities provided approximately $793,000. For the six months ending May 31, 1996, operations provided approximately $580,000 in cash flows and DSI's financing activities used approximately $353,000. The use of funds in the six month period ending May 31, 1997 was mainly attributable to the acquisition of property and equipment. The use of funds in the six month period ending May 31, 1996 was attributable to the repayment of notes payable and the revolving line of credit and the acquisition of property and equipment.

    Significant expenditures of DSI primarily consist of the Drilling Segment's continual acquisition of replacement drilling equipment, such as drill collars, drill pipe, engines and transportation equipment to adequately maintain the operating status of the drilling fleet. Such expenditures for the six months ending May 31, 1997 and 1996, approximate $1,833,000 and $545,000, respectively. Capital expenditures increased in the current six month period as compared to the six month period in the prior year due to the upgrading of two rigs. The Drilling Segment anticipates capital expenditures of approximately $2,500,000 for fiscal 1997 to be funded from existing bank credit lines and cash flows from operations. Due to numerous uncertainties regarding the availability, price and delivery of certain drilling equipment, the Registrant's anticipated level of capital expenditures may fluctuate commensurate with the volatility of the industry.

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

    Comparison of the six months ended May 31, 1997 and 1996

    For the six months ended May 31, 1997 total operating revenues were approximately $15,013,000 as compared to $11,289,000 for the six months ended May 31, 1996, an increase of $3,724,000 or 33.0%. Average rig utilization was 89.4% in the six months ended May 31, 1997 compared to 63.1% in the six months ended May 31, 1996. The increase in drilling revenues was due to an increase in drilling rig utilization.

    Direct drilling costs for the six months ended May 31, 1997 were approximately $13,740,000 or 91.5% of contract drilling revenues as compared to $9,773,000 or 86.6% of contract drilling revenues for the six months ended May 31, 1996. The increase in direct drilling costs as a percent of revenues was due to an inability to complete contracts in the amount of time estimated when the work was bid out, rising costs and an inability to raise prices on some contracts as costs were rising.

    General and administrative expenses were approximately $535,000 for the six months ended May 31, 1997 as compared to approximately $547,000 for the six months ended May 31, 1996. The decrease in general and administrative expenses was due to a revision in the estimated amount of professional fees owed of approximately $68,000. Otherwise, general and administrative expenses increased due to additional office personnel and an increase in consulting fees relative to litigation defense.

    Depreciation, depletion and amortization for the six months ended May 31, 1997 and 1996 was approximately $959,000 and $642,000, respectively. The increase is due to large capital expenditures made in the first four months of the year.

    Interest expense was approximately $265,000 and $195,000 in the six months ended May 31, 1997 and 1996, respectively. The increase in interest expense was due to an increase in borrowings, mainly on the line of credit.

    In the six months ended May 31, 1997, net loss from continuing operations was approximately $278,000 as compared to net income of approximately $236,000 in the six months ended May 31, 1996. The decrease in earnings was due mainly to the increase in direct drilling costs as a percentage of drilling revenues.

    In the six months ended May 31, 1997, the Company recognized a credit adjustment to the provision for loss on disposal of discontinued operations of $25,000 as compared to $-0- for the six months ended May 31, 1996.

    Comparison of the three months ended May 31, 1997 and 1996

    For the three months ended May 31, 1997 total operating revenues were approximately $8,053,000 as compared to $6,399,000 for the three months ended May 31, 1996, an increase of $1,654,000 or 25.8%. Average rig utilization was 94.7% in the three months ended May 31, 1997 compared to 63.6% in the three months ended May 31, 1996. The increase in drilling revenues was due to an increase in drilling rig utilization.

    Direct drilling costs for the three months ended May 31, 1997 were approximately $7,412,000 or 92.0% of contract drilling revenues as compared to $5,552,000 or 86.8% of contract drilling revenues for the three months ended May 31, 1996. The increase in direct drilling costs as a percent of revenues was due to inability to complete contracts in the amount of time estimated when the work was bid out, rising costs and an inability to raise prices on some contracts as costs were rising.

    General and administrative expenses were approximately $219,000 for the three months ended May 31, 1997 as compared to approximately $269,000 for the three months ended May 31, 1996. The decrease in general and administrative expenses was due to a revision in the estimated amount of professional fees owed of approximately $68,000. Otherwise, general and administrative expenses increased due to additional office personnel.

    Depreciation, depletion and amortization for the three months ended May 31, 1997 and 1996 was approximately $581,000 and $321,000, respectively. The increase is due to large capital expenditures made during the period.

    Interest expense was approximately $148,000 and $96,000 in the three months ended May 31, 1997 and 1996, respectively. The increase in interest expense was due to an increase in borrowings, mainly on the line of credit.

    In the three months ended May 31, 1997, net loss from continuing operations was approximately $233,000 as compared to net income of approximately $256,000 in the three months ended May 31, 1996. The decrease in earnings was due mainly to the increase in direct drilling costs as a percentage of drilling revenues and to an increase in depreciation.

    In the three months ended May 31, 1997, the Company recognized a credit adjustment to the provision for loss on disposal of discontinued operations of $25,000 as compared to $-0- for the three months ended May 31, 1996.


  PART II-OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

    Exhibit No.                 Name                           Page

    10.41         Form of Warrant from DSI Industries, Inc.
                  to Sherman H. Norton, Jr. dated as of April
                  1, 1997                                       16

    27. Financial Data Schedule

    (b) Reports on Form 8-K

        None

                          SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  DSI INDUSTRIES, INC.


  Dated: July 15, 1997  By:/S/ Sherman H. Norton, Jr.
                         Sherman H. Norton, Jr.
                         Chairman, Chief Executive Officer and President

  Dated: July 15, 1997  By:/s/ David W. Ridley
                         David Ridley, Chief Financial Officer
                         (Principal Financial and Accounting Officer)

  Exhibit 10.41

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

                  WARRANT TO PURCHASE SHARES
            OF COMMON STOCK OF DSI INDUSTRIES, INC.

  This certifies that Sherman H. Norton, Jr. ("Holder"), for value received, is entitled to purchase from DSI Industries, Inc., a Delaware corporation (the "Company"), thirty-two thousand (32,000) fully paid and nonassessable shares of (Common Stock, par value $0.01 per share of the Company (the "Common Stock"), at a price of $0.625 per share, as adjusted pursuant to Section 3 below (the "Stock Purchase Price"), at any time or from time to time on or after the Commencement Date (as defined below) but not later than 5:00 p.m. (Lubbock, Texas time) on the Expiration Date (as defined below), upon surrender to the Company at its principal office at 5211 Brownfield Highway, Suite 230, Lubbock, Texas 79407 (or at such other location as the Company may advise Holder in writing) of this Warrant with the Form of Stock Subscription attached hereto as Exhibit A duly filled in and signed and upon payment of the aggregate Stock Purchase Price for the number of shares for which this Warrant is being exercised determined in accordance with the provisions hereof (the "Aggregate Stock Purchase Price"), in cash, by certified or official bank check, by wire transfer, or by any combination of the foregoing, as Holder may elect, in its sole discretion. In leiu of paying the Aggregate Stock Purchase Price upon exercise of this Warrant, for so long as the Common Stock is publicly traded, Holder may elect a "cashless exercise" in which event Holder will receive upon exercise of this Warrant a reduced number of shares of Common Stock equal to (i) the number of Shares of Common Stock that would be issuable pursuant to this warrant upon payment of the Aggregate Stock Purchase Price minus (ii) the number of shares of Common Stock that have an aggregate fair market value equal to the Aggregate Stock Purchase Price. For purposes of the preceding sentence, the fair market value of a share of Common Stock shall mean the last reported sale price of the Common Stock on the last business day preceding the date of exercise. The Stock Purchase Price and the number of shares purchasable hereunder are subject to adjustment as provided in Section 3 of this Warrant. "Commencement Date" means April 1, 1997. "Expiration Date" means April 1, 2002.

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

  IN WITNESS WHEREOF, the Company has caused this Warrant to be executed by a duly authorized officer this 2nd day of April, 1997.

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