Form 10-Q
period 1997-08-31
DSI INDUSTRIES INC
filed 1997-10-14
CIK 806850

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549



(Mark one)                    FORM 10-Q


    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


         For the Quarterly Period Ended August 31, 1997

                               or


    [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from                 to


                    Commission File Number 0-15784


                 NORTON DRILLING SERVICES, INC.
                (Formerly DSI Industries, Inc.)
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


Former name, former address and former fiscal year, if changed since last report:
Former name was DSI Industries, Inc.

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


             Class                         Outstanding at September 30, 1997
Common stock, par value $.01 per share                  23,466,989 shares

        NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES




                                                                    Page No.
PART I - Financial Information:

Item 1. Financial Statements:

   Unaudited Consolidated Balance Sheets................................3

   Unaudited Consolidated Statements of Income..........................4

   Unaudited Consolidated Statements of Stockholders' Equity............6

   Unaudited Consolidated Statements of Cash Flows......................7

   Notes to Unaudited Consolidated Financial Statements.................9

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of
Operations..............................................................13

Part II - Other Information ............................................17

Item 1. Legal Proceedings...............................................17

Item 5. Other Information...............................................17

Item 6. Exhibits and Reports on Form 8K.................................18

Signatures .............................................................19

                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

   The following financial statements include all adjustments which in management's opinion are necessary in order to make the financial statements not misleading.
      NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS
                            (Unaudited)
                                                 August 31,   November 30,
                                                    1997         1996
Current assets:
   Cash and cash equivalents                    $      - -   $   774,226
   Accounts receivable , trade, less allowance
     for doubtful accounts of $278,053            6,254,778    4,571,323
   Costs and estimated earnings in excess of
     billings on uncompleted contracts              693,353      711,355
   Note receivable                                  138,000          - -
   Insurance proceeds recoverable                       - -      153,586
   Prepaid expenses and other current assets        372,801      212,625
                                                -----------  -----------
        Total current assets                      7,458,932    6,423,115

Property and equipment, at cost, net of
   accumulated depreciation                       9,329,833    8,508,540
Goodwill, net of accumulated amortization         1,340,882    1,412,327
Security deposits                                   143,991      128,991
                                                -----------  -----------
        Total assets                            $18,273,638  $16,472,973
                                                ===========  ===========
Current liabilities:
   Book cash overdraft                          $     7,547  $       - -
   Current maturities of notes payable            2,050,586    1,520,964
   Accounts payable                               4,843,549    4,986,701
   Billings in excess of costs of uncompleted
    contracts                                           - -       15,293
   Accrued expenses and other current
     liabilities                                  1,099,283    1,391,915
   Net liabilities of discontinued operations       105,831      538,357
                                                -----------  -----------
        Total current liabilities                 8,106,796    8,453,230
                                                -----------  -----------
Notes payable, less current maturities            3,271,991    3,362,755
                                                -----------  -----------
Commitments and contingencies                           - -          - -

Stockholders' equity:
   Common stock-par value $.01;
    authorized-100,000,000 shares,
    issued-24,668,936 and 23,893,365, respectively
    outstanding-23,464,989 and 22,810,269 shares,
    respectively                                    246,689      238,934
   Additional paid-in capital                    10,013,502    9,716,928
   Accumulated deficit                          ( 3,146,397)  (5,212,226)
                                                -----------  -----------
                                                  7,113,794    4,743,636
   Less treasury stock, at cost                 (   218,943)  (   86,648)
                                                -----------  -----------
          Total stockholders' equity              6,894,851    4,656,988
                                                -----------  -----------
    Total liabilities and stockholders' equity  $18,273,638  $16,472,973
                                                ===========  ===========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

           NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME

                             (Unaudited)



                            For the nine months ended For the three months ended
                              August 31,   August 31,   August 31,  August 31,
                                 1997         1996         1997        1996
                            ------------ -----------   -----------  -----------
Operating revenues:
 Contract drilling revenues  $25,346,857  $18,536,171  $10,336,665  $ 7,293,643
 Other                             6,159       48,996        2,921        2,262
                             -----------  -----------  -----------  -----------
   Total operating revenues   25,353,016   18,585,167   10,339,586    7,295,905
                             -----------  -----------  -----------  -----------
Operating costs and expenses:
 Direct drilling costs        21,017,510   16,241,816    7,277,982    6,469,033
 General and administrative      819,822      806,118      284,373      258,771
 Depreciation, depletion and
    amortization               1,520,105      962,253      561,450      320,751
 Other                             4,915       13,229        1,563        4,159
                             -----------  -----------  -----------  -----------
   Total operating costs
     and expenses             23,362,352   18,023,416    8,125,368    7,052,714
                             -----------  -----------  -----------  -----------
       Operating income        1,990,664      561,751    2,214,218      243,191
                             -----------  -----------  -----------  -----------
Other income (expense):
 Net gain on sale of assets      243,304      123,801       33,509       11,520
 Interest expense            (   421,213)  (  275,438)  (  156,699)  (   80,379)
                             -----------  -----------  -----------  -----------
   Total other expense, net  (   177,909)  (  151,637)  (  123,190)  (   68,859)
                             -----------  -----------  -----------  -----------
Income before provision for
   income taxes                1,812,755      410,114    2,091,028      174,332

Income tax provision                 - -          - -          - -          - -
                             -----------  ------------  ----------  -----------
Income from continuing
  operations                   1,812,755       410,114   2,091,028      174,332
                             -----------  ------------  ----------  -----------
Discontinued operations:
 Adjustment to provision for
  loss on disposal credited      253,074     2,115,007     228,074    2,115,007
                             -----------  ------------  ----------  -----------
Income from discontinued
  operations                     253,074     2,115,007     228,074    2,115,007
                             -----------  ------------  ----------  -----------
Net income                   $ 2,065,829   $ 2,525,121  $2,319,102  $ 2,289,339
                             ===========  ============  ==========  ===========













The accompanying notes are an integral part of these unaudited consolidated financial statements.

             NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME

                               (Unaudited)

                               (Continued)

                            For the nine months ended For the three months ended
                               August 31,  August 31,    August 31,  August 31,
                                 1997         1996         1997        1996
                            ------------  ----------   -----------  ----------
Per share data:
   Primary:
   Income from continuing
     operations                    $0.08       $0.02         $0.09        $0.01
   Income from discontinued
     operations                     0.01        0.09          0.01         0.09
                                   -----       -----         -----        -----
   Net income                      $0.09       $0.11         $0.10        $0.10
                                   =====       =====         =====        =====
 Assuming full dilution:
   Income from continuing
     operations                    $0.08       $0.02         $0.08        $0.01
   Income from discontinued
     operations                     0.01        0.09          0.01         0.09
                                   -----       -----         -----        -----
   Net income                      $0.09       $0.11         $0.09        $0.10
                                   =====       =====         =====        =====

Weighted average number of
 common shares outstanding
   Primary                    23,073,452  23,550,713    23,297,044   22,869,133
                              ==========  ==========    ==========   ==========
   Assuming full dilution     24,794,984  23,550,713    25,108,358   22,869,133
                              ==========  ==========    ==========   ==========



































 The accompanying notes are an integral part of these unaudited consolidated financial statements.

             NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               (Unaudited)


                                     Common Stock             Treasury Stock
                                    Shares   Par Value    Shares      Par Value
Balance, November 30, 1995        23,893,365 $238,934        - -      $     - -

Purchase of 1,083,096 shares of
  treasury stock                         - -      - -   1,083,096      ( 86,648)

Net income for the nine months
  ended August 31, 1996                  - -      - -         - -           - -
                                  ---------- --------   ---------     ---------
Balance August 31, 1996           23,893,365 $238,934   1,083,096     $( 86,648)
                                  ========== ========   =========     =========
Balance November 30, 1996         23,893,365 $238,934   1,083,096     $( 86,648)

Shares issued in satisfaction of
  liabilities                        396,071    3,960         - -           - -

Exercise of stock options            379,500    3,795     120,851      (132,295)

Net income for the nine months
  ended August 31, 1997                  - -      - -         - -           - -
                                  ---------- --------   ---------     ---------
Balance August 31, 1997           24,668,936 $246,689   1,203,947     $(218,943)
                                  ========== ========   =========     =========
                                                  Retained
                                    Additional    Earnings/       Total
                                      Paid in    Accumulated   Stockholders'
                                      Capital    (Deficit)       Equity
Balance, November 30, 1995         $ 9,716,928 $ (8,643,168)  $ 1,312,694

Purchase of 1,083,096 shares of
  treasury stock                           - -          - -       (86,648)

Net income for the nine months
  ended August 31, 1996                    - -    2,525,121     2,525,121
                                   -----------  -----------    ----------
Balance August 31, 1996            $ 9,716,928  $(6,118,047)   $3,751,167
                                   ===========  ===========    ==========
Balance November 30, 1996          $ 9,716,928  $(5,212,226)   $4,656,988

Shares issued in satisfaction of
  liabilities                          162,389          - -       166,349

Exercise of stock options              134,185          - -         5,685

Net income for the nine months
  ended August 31, 1997                    - -    2,065,829     2,065,829
                                   -----------  -----------    ----------
Balance August 31, 1997            $10,013,502  $(3,146,397)   $6,894,851
                                   ===========  ===========    ==========




 The accompanying notes are an integral part of these unaudited consolidated financial statements.

            NORTON DRILLING SERVICES, INC.  AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (Unaudited)

                            For the nine months ended For the three months ended
                                August 31,  August 31,  August 31,   August 31,
                                   1997        1996        1997           1996
                               -----------  ----------  ----------  -----------
Cash flows from operating activities:
  Net income                   $ 2,065,829  $2,525,121  $2,319,102  $ 2,289,339
  Adjustments to reconcile net
   income to net cash provided
    by operating activities:
   Adjustment to provision for loss
    on disposal credited        (  253,074) (2,115,007) (  228,074)  (2,115,007)
   Depreciation, depletion and
    amortization                 1,520,105     962,253     561,450      320,751
   Gain on sale of assets       (  243,304) (  123,801) (   33,509)  (   11,520)
  Increase (decrease) in cash flows
   as a result of changes in operating
   asset and liability account balances:
  (Increase) decrease in accounts
    receivable-trade            (1,683,455) (  706,613) (1,007,494)     326,935
  Decrease in insurance proceeds
    recoverable                    153,586     682,661     155,555       21,477
  (Increase) decrease in net costs
    and estimated earnings in excess
    of billings on uncompleted
    contracts                        2,709  (  845,062) (   15,098)   ( 878,755)
  (Increase) decrease in prepaid
    expenses and other current
    assets                      (  160,176)     90,330  (  294,139)   (  35,082)
  (Increase) decrease in security
    deposits                    (   15,000)     68,832  (   15,000)      34,454
  Increase (decrease) in accounts
    payable                     (  143,152) (   31,610) (  462,501)     107,644
  Increase (decrease) in accrued
    expenses and other current
    liabilities                 (  126,283)    177,174  (   96,151)      44,170
                                ----------  ----------  ----------    ---------
   Net cash provided by continuing
     operations                  1,117,785     684,278     884,141      104,406
  Net cash used in discontinued
     operations                 (  179,452) (   40,000) (  143,960)  (   40,000)
                                ----------  ----------  ----------   ----------
  Net cash provided by operating
     activities                    938,333     644,278     740,181       64,406
                                ----------  ----------   ---------   ----------
Cash flows from investing activities:
  Increase in note receivable  (  138,000)        - -  (  138,000)         - -
  Proceeds from sale of property
   and equipment                   282,379     230,749      41,638       14,356
  Acquisition of property and
   equipment                    (2,150,682)  ( 963,381)  ( 317,836)   ( 418,064)
                                ----------   ---------   ---------    ---------
   Net cash used in investing
      activities                (2,006,303)  ( 732,632)  ( 414,198)   ( 403,708)
                                ----------   ---------   ---------    ---------





The accompanying notes are an integral part of these unaudited consolidated financial statements.

             NORTON DRILLING SERVICES, INC.  AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                (Continued)


                            For the nine months ended For the three months ended
                                August 31,   August 31,   August 31,  August 31,
                                   1997         1996         1997       1996
                                -----------  ----------  ----------  ----------
Cash flows from financing activities:
  Increase in book cash overdraft     7,547         - -       7,547         - -
  Proceeds from notes payable       727,118   1,503,300     227,118   1,387,300
  Proceeds from (repayments of)
    revolving line of credit, net   365,000  (  650,000) (  450,000) (  475,000)
  Repayments of notes payable    (  811,606) (  541,965) (  289,338) (  248,094)
  Exercise of stock options           5,685         - -       5,685         - -
  Purchase of treasury stock            - -  (   86,648)        - -  (   86,648)
                                 ----------  -----------  ---------  ----------
    Net cash provided by (used in)
      financing activities          293,744     224,687   ( 498,988)    577,558
                                 ----------  -----------  ---------  -----------
 Net increase (decrease) in cash
   and cash equivalents          (  774,226)    136,333   ( 173,005)    238,256

Cash and cash equivalents at
  beginning of period               774,226     283,055     173,005     181,132
                                 ----------  ----------  ----------  ----------
Cash and cash equivalents at
  end of period                  $      - -  $  419,388  $      - -  $  419,388
                                 ==========  ==========  ==========  ==========


Supplemental disclosures of cash flow information:
 Cash paid during the period:
  Interest                        $ 411,213    $ 276,980  $ 172,268  $   98,456
                                  =========    =========  =========  ==========
  Income taxes                    $  38,081    $   1,349  $  17,015  $(  11,787)
                                  =========    =========  =========  ==========
 Supplemental Schedule of Non-cash Investing and Financing Activities:

During the nine month periods ending August 31, 1997 and 1996, the Company acquired property and equipment in connection with capital lease arrangements in the amounts of $158,346 and $343,049, respectively. During the three month periods ending August 31, 1997 and 1996, the Company acquired property and equipment in connection with capital lease arrangements in the amounts of $74,459 and $239,749, respectively.

In March, 1997, 396,071 shares of common stock were issued in satisfaction of outstanding liabilities of the Drilling Segment in the amount of $166,349.

During the three and nine month periods ended August 31, 1997, 379,500 stock options issued under the Company's 1989 Stock Option Plan were converted in which 258,649 shares of the Company's common stock were issued to option holders and 120,851 shares of common stock were surrendered by option holders to the Company in lieu of cash payment of the exercise price.



The accompanying notes are an integral part of these unaudited consolidated financial statements.

      NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        (Unaudited)

1. PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

          The consolidated financial statements include the accounts of Norton Drilling Services, Inc. (formerly DSI Industries, Inc.), and its wholly-owned subsidiary, Norton Drilling Company as continuing operations. In addition, the accounts of the Company's wholly-owned subsidiaries, Lobell Corporation and Sunny's Plants, Inc. (through July 22, 1996 at which time Sunny's Plants, Inc. was sold), are reflected as discontinued operations.

          In the opinion of the Company, the accompanying consolidated balance sheet as of August 31, 1997 and the consolidated statements of income, stockholders' equity, and cash flows for the three and nine months ended August 31, 1997 and 1996 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of August 31, 1997, and the results of operations and cash flows for the three and nine months ended August 31, 1997 and 1996. The accompanying consolidated balance sheet as of November 30, 1996 is presented herein as unaudited, inasmuch as such balance sheet was prepared from the balance sheet set forth in the audited consolidated financial statements and does not reflect all disclosures and footnotes contained in those audited consolidated financial statements.

     The results of operations for the three and nine months ended August 31, 1997 are not necessarily indicative of the results of operations for the entire year.

     Certain reclassifications have been made to the 1996 financial statements in order for them to conform with the 1997 presentation.

  2. NET INCOME PER COMMON SHARE

     Net income per common share of stock has been computed using the weighted average number of common shares outstanding during the three and nine month periods ended August 31, 1997 and 1996.

     Primary net income per common and common equivalent share has been computed based on the weighted average number of common shares outstanding during the period and on the net additional number of shares which would be issuable upon the exercise of warrants and stock options, assuming that the Company used the proceeds received to purchase shares of treasury stock. Common stock equivalents are not included in the outstanding shares computation for the three and nine month periods ended August 31, 1997 and 1996 as they were not dilutive.

     Fully diluted earnings per share amounts are based on the weighted average number of common and common equivalent shares discussed above plus the increased number of shares that would be outstanding assuming conversion of the subordinated convertible notes payable to affiliates discussed in Note 4 herein. The weighted average number of common shares outstanding assuming full dilution for the three and nine month periods ended August 31, 1996 do not include these additional shares as they were not dilutive.

  3. DISCONTINUED OPERATIONS

     On August 18, 1994, the Company discontinued the MRI Segment due to recurring losses experienced by the segment. The remaining net liabilities of the segment relate to claims filed by the segment's former landlord for past due rent. Management is currently of the opinion that if negotiations with the former landlord are not successful in settling their obligations, the Company may cause the segment to seek protection from the landlord under bankruptcy proceedings. It is possible that final settlement will result in the payment of significantly less than amounts currently recorded as liabilities which could result in a gain realized in the reversal of such recorded liabilities. Management's estimate of the potential gain is between approximately $25,000 and $40,000.

   Effective November 30, 1994, the Company discontinued the Nursery Segment due to significant operating losses incurred by that segment beginning in 1994.

   In August, 1995 the Nursery Segment and the Company entered into agreements with two of its secured creditors, both of whom are banks, and an unrelated third party (purchaser) in which the purchaser acquired the collateralized debt of one bank and immediately foreclosed on the debt. The segment surrendered to the purchaser all of the assets collateralizing this indebtedness on September 6, 1995. The purchaser took title to the assets in exchange for extinguishment of $1,293,000 in collateralized debt plus assumption by the purchaser of a $330,000 note payable and the purchaser's guarantee to indemnify the segment and the Company for its liabilities to certain other creditors in an amount not to exceed $404,000. The Company has received a release from its guarantee of the obligation to the bank as well as its obligation for the $330,000 note payable.

   The agreement with the other secured bank required the purchaser to repay the outstanding balance of a mortgage note which was collateralized by the segment's real property. The Company will remain liable as guarantor for this indebtedness until the purchaser has fully satisfied this obligation.

   On July 22, 1996, the Company effected the closing of a stock purchase agreement ("Purchase Agreement") dated as of July 19, 1996, by and between a third party purchaser ("Buyer") and the Company. Pursuant to or in accordance with the Agreement, effective upon the closing the Buyer purchased all the outstanding shares of common stock of Sunny's Plants, Inc., the sole stockholder of all the capital stock of Sunshine Botanicals, Inc., Interior Plant Supply, Inc., and Sunny's Trucking, Inc. from the Company, in consideration of certain releases and the payment by the Company to the Buyer of $10,000. Furthermore, certain Directors and Officers of the Company resigned from their respective positions as Directors and Officers of Sunny's and it's subsidiaries and the Company received certain releases

   The net liabilities of the discontinued operations are as follows:

                                               August 31,  November 30,
                                                  1997        1996
  Notes payable and capital lease obligations   $     - -  $  395,074
  Accounts payable and other liabilities           25,000      50,000
  Estimated loss on disposal of segments           80,831      93,283
                                                ---------  ----------
  Net liabilities of discontinued segments      $ 105,831  $  538,357
                                                =========  ==========

  4. RELATED PARTY TRANSACTIONS

     During May, 1993 a former officer of the Drilling Segment and an officer/director of the Company, advanced $500,000 ($90,000 and $410,000, respectively) to the Drilling Segment in the form of unsecured demand notes, bearing interest equal to the entity's primary lending institution's prime rate. Interest charged to operations on the notes payable was approximately $20,000 and $22,000 for the nine months ending August 31, 1997 and 1996, respectively. The notes are convertible into the Company's common stock at $0.44 per share for an aggregate 1,136,364 shares of the Company's common stock.

     In the year ended November 30, 1995, two officers/directors of the Company, a corporation owned by an officer/director of the Company, and one former officer of the Drilling Segment, along with the Drilling Segment, participated in a joint venture in three wells. The joint venture contracted with the Drilling Segment to drill, equip, and operate the three wells and incurred costs totaling $41,999 and $64,742 for the nine months ending August 31, 1997 and 1996, respectively.

     In April, 1996, the Drilling Segment sold substantially all of its interest in the joint venture to a corporation in which the two directors of the Company, the corporation owned by a director of the Company and the former officer of the Drilling Segment, are stockholders. The sales price of the interest sold was $200,000 and the Drilling Segment realized a gain on the sale of the interest of approximately $117,000. The corporation's pro rata share of the costs for the nine month period ending August 31, 1997 were $13,440 of which $1,909 was outstanding at August 31, 1997.

     Each joint venture participant was liable for their pro rata share of the costs incurred. The Drilling Segment's share was $840 and $17,769 for the nine months ending August 31, 1997 and 1996, respectively. The aggregate costs to be borne by the five related parties mentioned above was $17,639 and $32,037 for the nine months ending August 31, 1997 and 1996, respectively. The amounts due from related parties at August 31, 1997 and 1996 were $2,505 and $3,952, respectively.

     In August, 1997 the corporation to which the Drilling Segment sold its interest in the joint venture mentioned above, sold to the Drilling Segment drilling equipment at a cost of approximately $168,000.

     Through November 30, 1996, four employees of the Drilling Segment (the "Forebearing Employees"), three of which are directors of the Company, had not been paid an aggregate of $266,350 to which they were entitled under their employment agreements with the Company. At a meeting of the Board of Directors on February 23, 1997, the officers of the Company were authorized and directed to take all action necessary to issue to the Forebearing Employees common stock worth $166,350 in partial satisfaction of the unpaid amounts. The number of shares to be issued was to be determined upon receipt by the Company of a letter from a recognized valuation expert opining as to the fair market value of the price of the common stock to be received. Upon receipt of such letter on March 23, 1997, 396,071 shares were issued to the Forebearing Employees as directed.

     On March 1, 1997, the Company, through its subsidiary Norton Drilling Company, entered into a five-year employment contract with Sherman H. Norton, Jr. which effectively replaced a previous employment contract the Company had with Mr. Norton. The new contract provides for an annual salary of $153,500. The provisions of the new contract are the same as the prior contract except for the amount of annual salary.

  5. OPTIONS AND WARRANTS

     On February 23, 1997 the Board of Directors issued 130,000 options to four directors of the Company in accordance with the Company's 1989 Stock Option Plan at an exercise price of $0.56 per share.

     The Board also authorized the issuance of warrants to an officer/director of the Company as compensation for the individual personally guaranteeing certain obligations of the Drilling Segment. Three warrants have been issued for this purpose. The first warrant was issued for guarantees related to obligations entered into in August 1996 and allows the officer/director to purchase 640,000 shares of common stock at the exercise price of $0.50 per share. The second warrant was issued for guarantees related to obligations entered into in January 1997 and allows the officer/director to purchase 17,024 shares of common stock at $0.78 per share. These two warrants were issued on February 23, 1997. A third warrant was issued on April 1, 1997 for guarantees related to obligations entered into on April 1, 1997 and allows the officer/director to purchase 32,000 shares of common stock at $0.625 per share.

     On May 21, 1997, the Board of Directors issued 20,000 options to two directors of the Company in accordance with the Company's 1989 Stock Option Plan at an exercise price of $0.63 per share.

     During the three and nine month periods ended August 31, 1997, options for 379,500 shares of the Company's common stock were exercised. The exercise prices ranged from $0.125 to $0.560 per share. No options were exercised during the three and nine month periods ended August 31, 1996.

  Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

  Liquidity and Capital Resources

    As of August 31, 1997, the Company had a working capital deficiency of approximately $648,000 and a book cash overdraft of approximately $8,000 as compared to a working capital deficiency of approximately $2,030,000 and cash and cash equivalents of approximately $774,000 at November 30, 1996. For the nine months ended August 31, 1997, operations provided approximately $938,000 in cash flows and the Company's financing activities provided approximately $294,000. For the nine months ending August 31, 1996, operations provided approximately $644,000 in cash flows and the Company's financing activities provided approximately $225,000. The use of funds in the nine month period ending August 31, 1997 was mainly attributable to the acquisition of property and equipment. The increase in funds for the nine month period ending August 31, 1996, was mainly attributable to proceeds from notes payable.

    Significant expenditures of the Company primarily consist of the Drilling Segment's continual acquisition of replacement drilling equipment, such as drill collars, drill pipe, engines and transportation equipment to adequately maintain the operating status of the drilling fleet. Such expenditures for the nine months ending August 31, 1997 and 1996, approximate $2,151,000 and $963,000, respectively. Capital expenditures increased in the current nine month period as compared to the nine month period in the prior year due to the upgrading of two rigs which occurred in the first few months of this fiscal year. The Drilling Segment anticipates capital expenditures of approximately $3,250,000 for fiscal 1997 to be funded from existing bank credit lines and cash flows from operations. Due to numerous uncertainties regarding the availability, price and delivery of certain drilling equipment, the Registrant's anticipated level of capital expenditures may fluctuate commensurate with the volatility of the industry.

    Management believes that cash flows from operations and borrowings should be sufficient to fund operations and adequately service the Registrant's debt for the next twelve months. The inherent macroeconomic risks associated with the oil and gas industry, such as the volatility of oil and gas prices, could adversely affect the Registrant's operations.

  Results of Continuing Operations

    Comparison of the nine months ended August 31, 1997 and 1996

    For the nine months ended August 31, 1997 contract drilling revenues were approximately $25,347,000 as compared to $18,536,000 for the nine months ended August 31, 1996, an increase of $6,811,000 or 36.7%. Average rig utilization was 90.9% in the nine months ended August 31, 1997 compared to 71.2% in the nine months ended August 31, 1996. The increase in drilling revenues was due to an increase in drilling rig utilization and an increase in drilling rates brought on by an increase in demand for drilling services.

    Direct job and rig costs for the nine months ended August 31, 1997 were approximately $21,018,000 or 82.9% of contract drilling revenues as compared to $16,242,000 or 87.6% of contract drilling revenues for the nine months ended August 31, 1996. Direct job and rig costs increased due to the increased amount of work performed, but decreased as a percentage of revenues due to increased drilling rates.

     General and administrative expenses were approximately $820,000 for the nine months ended August 31, 1997 as compared to $806,000 for the nine months ended August 31, 1996. The increase in general and administrative expenses was due to the hiring of an additional office employee and an increase in other salaries as provided for in employment contracts relative to the Drilling Segment.

    Depreciaton, depletion and amortization for the nine months ended August
  1, 1997 and 1996 was approximately $1,520,000 and $962,000, respectively. The increase was due to large capital expenditures made in the first four months of the year.

    Interest expense was approximately $421,000 in the nine month period ending August 31, 1997 as compared to approximately $275,000 in the nine month period ended August 31, 1996. The increase in interest expense was due to an increase in borrowings in order to fund equipment acquisitions.

    In the nine months ended August 31, 1997, income from continuing operations was approximately $1,813,000 as compared to income of approximately $410,000 in the nine months ended August 31, 1996. The increase in income was due mainly to the increase in drilling revenues and gross profit percentage.

    In the nine months ended August 31, 1997, the Company reported income from discontinued operations of approximately $253,000 as compared to approximately $2,115,000 for the nine months ended August 31, 1996. This income in the nine months ended August 31, 1997 was attributable to management's revision of its initial estimates made to reserve for the ultimate loss to be incurred in the disposal of the Nursery Segment.
  The income in the prior year came from the sale of the Nursery Segment to a third party which resulted in the Company being able to write off a large number of unsecured liabilities relative to that segment.

    Comparison of the three months ended August 31, 1997 and 1996

    For the three months ended August 31, 1997 contract drilling revenues were approximately $10,337,000 as compared to $7,294,000 for the three months ended August 31, 1996, an increase of $3,043,000 or 41.7%. Average rig utilization was 97.5% in the three months ended August 31, 1997 compared to 87.1% in the three months ended August 31, 1996. The increase in drilling revenues was due to an increase in rig utilization and an increase in drilling rates brought on by an increase in demand for drilling services.

    Direct job and rig costs for the three months ended August 31, 1997 were approximately $7,278,000 or 70.4% of contract drilling revenues as compared to $6,469,000 or 88.7% of contract drilling revenues for the three months ended August 31, 1996. Drilling costs increased due to the increase in rig utilization, but decreased as a percent of revenues due to an increase in drilling rates.

    General and administrative expenses were approximately $284,000 for the three months ended August 31, 1997 as compared to $259,000 for the three months ended August 31, 1996. The increase in general and administrative expenses was due to the hiring of an additional office employee and an increase in other salaries as provided for in employment contracts relative to the drilling segment.

    Interest expense was approximately $157,000 in the three month period ended August 31, 1997 compared to $80,000 for the three months ended August 31, 1996, an increase of $77,000. The increase in interest expense was due to an increase in borrowings in order to fund equipment acquisitions.

    In the three months ended August 31, 1997, income from continuing operations was approximately $2,091,000 as compared to $174,000 in the three months ended August 31, 1996. The increase in income was due mainly to the increase in drilling revenues and gross profit percentage.

    In the three months ended August 31, 1997, the Company reported income from discontinued operations of approximately $228,000 as compared to approximately $2,115,000 for the three months ended August 31, 1996. This income in the three months ended August 31, 1997 was attributable to management's revision of its initial estimates made to reserve for the ultimate loss to be incurred in the disposal of the Nursery Segment.
  The income in the prior year came from the sale of the Nursery Segment to a third party which resulted in the Company being able to write off a large number of unsecured liabilities relative to that segment.

  Volatility of Oil and Natural Gas Prices

   The Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and gas. Historically, oil and gas prices and markets have been extremely volatile. Prices are affected by market supply and demand factors as well as actions of state and local agencies, the United States and foreign governments and international cartels. All of these factors are beyond the control of the Company. Any significant or extended decline in oil and/or gas prices could have a material adverse effect on the Company's financial condition and results of operations.

  Recent Accounting Standards

   In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" effective for periods ending after December 15, 1997. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). Some of the changes made to current EPS standards include: (1) eliminating the presentation of Primary EPS and replacing it with Basic EPS, with the primary difference being that common stock equivalents are not considered in computing Basic EPS, (2) eliminating the modified treasury stock method and the three percent materiality provisions, and (3) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 requires dual presentation of Basic and Diluted EPS on the face of the income statement, as well as a reconciliation of the numerator and denominator used in the two computations of EPS. Basic EPS is defined as net income from continuing operations divided by the weighted average number of common shares outstanding without the consideration of common stock equivalents which may be dilutive to EPS. SFAS No. 128 will be adopted by the Company during the quarter ending February 28, 1998 in its 1998 fiscal year.

   In February 1997, the FASB issues SFAS No. 129, "Disclosure of Information about Capital Structure". SFAS No. 129 establishes certain standards for disclosing information about an entity's capital structure. SFAS No.129 will be adopted by the Company during its fiscal year ending November 30, 1998. The Company does not anticipate a change in its disclosures as a result of the adoption of SFAS No. 129.

   The FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and the presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (1) classify items of other comprehensive income by their nature in a financial statement (2) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and will be adopted by the Company during the quarter ending February 28, 1999 in the Company's 1999 fiscal year.

   The FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 establishes revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and will be adopted by the Company during the quarter ending February 28, 1999 in the Company's 1999 fiscal year.

  Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

   "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this report contains forward-looking statements which are made pursuant to the "safe harbor" provisions of The Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to: liquidity; financing of operations; continued volatility of oil and natural gas prices; estimates of, and budgets for, capital expenditures for modifications and upgrades to certain of the Company's drilling rigs and for maintenance of its contract drilling fleet during fiscal year 1997; sources and sufficiency of funds required for immediate capital needs; and such other matters. The words "believes," "plans," "intends," "expected" or "budgeted" and similar expressions identify forward-looking statements. The forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. The Company does not undertake to update, revise or correct any of the forward-looking information. Factors that could cause actual results to differ materially from the Company's expectations expressed in the forward-looking statements include, but are not limited to, the following: intense competition in the contract drilling industry; volatility of oil and natural gas prices; market conditions for contract drilling services; continuation of severe drill-pipe shortage; operational risks (such as blow outs, fires and loss of production); labor shortage, primarily qualified drilling rig personnel; insurance coverage limitations and requirements; potential liability imposed by government regulation of the contract drilling industry (including environmental regulation); and the substantial capital expenditures required to fund its operations.

  PART II-OTHER INFORMATION

  Item 1. Legal Proceedings

   On November 15, 1995, Colonial Pacific Leasing Corporation ("Colonial") obtained a judgment against Sunny's Plants, Inc. and DSI Industries, Inc. ("DSI"), as guarantor, in the amount of $360,230.40 plus attorney's fees, cost and interest. The judgment arose from the breach of an equipment lease. Pursuant to a complete settlement and release agreement entered into on August 29, 1997, by and between DSI and Colonial, DSI paid to Colonial $275,000 at execution. Colonial accepted the $275,000 in full and final settlement of the judgment, caused a bill of sale to be made to DSI for the equipment made subject of the judgment and released and discharged DSI of all liabilities arising out the judgment.

  Item 5. Other Information

   The Annual Meeting of the Stockholders of DSI Industries, Inc. was held on September 25,1997. The following table sets forth a summary of how the 23,359,714 shares voted at the Annual Meeting on the various proposals voted upon and adopted at the Annual Meeting. For the election of directors, the following individuals were elected as directors to serve until the next annual meeting of stockholders and until their successors were duly elected and qualified.

            Matters Voted Upon                     For         Withheld

    1. To elect directors.
            Larry Adkins                         20,059,771        11,640
            Carl Beach                           20,059,771        11,640
            Kevin Lewis                          20,059,771        11,640
            S. Howard Norton, III                19,102,771       968,640
            John W. Norton                       19,104,771       966,640
            Sherman H. Norton, Jr.               19,432,771       638,640

                                              For          Against      Abstain

    2. To approve a proposed amendment
  to the Company's Certificate of
  Incorporation to change the name of the
  Company from DSI Industries, Inc. to
  Norton Drilling Services, Inc.            19,981,911      49,750       89,750

    3. To adopt the DSI Industries,
  Inc. 1997 Stock Option Plan.              18,211,764   1,667,897      241,750

    4. To ratify the selection of
  Robinson Burdette Martin and Cowan, L.L.P.
  as independent auditors of the Company
  for the fiscal year commencing December
  1, 1996.                                  20,023,211      27,000       71,200

  Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

    Exhibit No.              Name                             Page

        11.1       Statement re computation of per share
                   earnings                                     20

        10.42      Certificate of Amendment to Certificate
                   of Incorporation of Norton Drilling
                   Services, Inc. (f/k/a DSI Industries, Inc.)  21

        10.43      DSI Industries, Inc. 1997 Stock Option Plan  22

         27        Financial Data Schedule                      32

    (b) Reports on Form 8-K

        None

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NORTON DRILLING SERVICES, INC.


Dated: October 14, 1997      By:/s/ Sherman H. Norton, Jr.
                                Sherman H. Norton, Jr.
                                Chairman, Chief Executive Officer and President

Dated: October 14, 1997      By:/s/ David W. Ridley
                                David Ridley, Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                                 EXHIBIT 11.1

               NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES
                STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

                          For the nine months ended   For the three months ended
                            August 31,   August 31,   August 31,   August 31,
                               1997         1996         1997          1996
                            ----------   ----------   ----------   ----------
PRIMARY EARNINGS PER SHARE
Income from Continuing
 Operations                 $1,812,755   $  410,114   $2,091,028   $  174,332
Income from Discontinued
 Operations                    253,074    2,115,007      228,074    2,115,007
                            ----------   ----------   ----------   ----------
Net income                  $2,065,829   $2,525,121   $2,319,102   $2,289,339
                            ==========   ==========   ==========   ==========
Shares:
 Weighted average number of shares
   outstanding              23,073,452   23,550,713   23,297,044   22,869,133
 Add-Dilutive effect of
   outstanding options (as
   determined by the
   application of the
   treasury stock method)      381,339          - -      548,944       35,897
                            ----------   ----------   ----------   ----------
 Weighted average number of
   shares outstanding, as
   adjusted                 23,454,791   23,550,713   23,845,988   22,905,030
                            ==========   ==========   ==========   ==========
Income from Continuing
 Operations: Primary        $ 0.077287(a)$ 0.017414(a)$ 0.087689(a)$ 0.007611(a)
Income from Discontinued
 Operations: Primary          0.010790(a)  0.089806(a)  0.009564(a)  0.092338(a)
                            ----------   ----------   ----------   ----------
Net income per share:
  Primary                   $ 0.088077(a)$ 0.107220(a)$ 0.097253(a)$ 0.099949(a)
                            ==========   ==========   ==========   ==========

ASSUMING FULL DILUTION
Income from Continuing
 Operations                 $1,812,755   $  410,114   $2,091,028   $  174,332
  Add-Interest on
  convertible debt              31,507       30,938       10,625       10,313
                            ----------   ----------   ----------   ----------
                             1,844,262      441,052    2,101,653      184,645
Income from Discontinued
 Operations                    253,074    2,115,007      228,074    2,115,007
                            ----------   ----------   ----------   ----------
Net Income                  $2,097,336   $2,556,059   $2,329,727   $2,299,652
                            ==========   ==========   ==========   ==========
Shares:
  Weighted average number
   of shares outstanding    23,073,452   23,550,713   23,297,044   22,869,133

  Add-Dilutive effect of
   outstanding options (as
   determined by the
   applicaton of the
   treasury stock method)      585,168       33,511      674,950       35,897

  Add-Dilutive effect of
   convertible debt          1,136,364    1,136,364    1,136,364    1,136,364
                            ----------   ----------   ----------   ----------
  Weighted average number
   of shares outstanding,
   as adjusted              23,794,984   24,720,588   25,108,358   24,041,394
                            ==========   ==========   ==========   ==========
Income from Continuing
  Operations: Assuming full
   dilution                 $ 0.077506   $ 0.017841(a)$ 0.083703   $ 0.007680(a)
Income from Discontinued
  Operations: Assuming full
   dilution                 $ 0.010636   $ 0.085557(a)$ 0.009084   $ 0.087974(a)
                            ----------   ----------   ----------   ----------
Net income per share:
  Assuming full dilution    $ 0.088142   $ 0.103398(a)$ 0.092787   $ 0.095654(a)
                            ==========   ==========   ==========   ==========

(a) This calculation is submitted in accordance with Regulation S-K item 601(b)
    (11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.

                    CERTIFICATE OF AMENDMENT TO
                   CERTIFICATE OF INCORPORATION OF
                   NORTON DRILLING SERVICES, INC.
                    (f/k/a DSI INDUSTRIES, INC.)

Under Section 242 of the General Corporation Law of the State of Delaware

The undersigned DOES HEREBY CERTIFY as follows:
   FIRST: The name of the Corporation is DSI INDUSTRIES, INC., (hereinafter called the "Corporation").
   SECOND: The Certificate of Incorporation of the Corporation is hereby amended to change the name of the Corporation.
   THIRD: Article FIRST of the Certificate of Incorporation of the Corporation is hereby amended to read as follows in its entirety:
      FIRST: The name of the Corporation is NORTON DRILLING SERVICES, INC., (hereinafter called the "Corporation").

   FOURTH: That such Certificate of Incorporation was filed with the Secretary of State on December 21, 1983 and the name of the Corporation at that time was Diagnostic Sciences, Inc.
   FIFTH: That this Amendment was adopted by the directors and by a majority of the stockholders of the Corporation pursuant to Section 242 of the General Corporation Law of the State of Delaware.
   IN WITNESS WHEREOF, this Certificate of Amendment of the Certificate of Incorporation of the Corporation has been signed, and the statements made herein affirmed as true under the penalties of perjury, this 25 day of September, 1997.

/s/ S. Howard Norton                  /s/Sherman H. Norton, Jr.
----------------------------         ---------------------------------
S. Howard Norton,  Secretary         Sherman H. Norton, Jr., President

                     1997 STOCK OPTION PLAN
                     OF DSI INDUSTRIES, INC.

1. Purpose. Types of Awards. Construction. The purpose of the 1997 Stock Option Plan of DSI Industries, Inc. (the "Plan") is to afford an incentive to executive officers, other employees and non-employee directors and consultants of DSI Industries, Inc., a Delaware corporation (the "Company"), or any Subsidiary (as defined below), to acquire a proprietary interest in the Company, to continue as employees or non-employee directors (as the case may be), to increase their efforts on behalf of the Company and to promote the success of the Company's business. To further such purposes the Committee as deemed below may grant stock options, stock appreciation rights and restricted stock. The provisions of the Plan are intended to satisfy the requirements of
Section 16(b) of the Securities Exchange Act of 1934, and shall be interpreted in a manner consistent with the requirements thereof, as now or hereafter construed, interpreted and applied by regulations, rulings and cases.

2. Definitions. As used in this Plan, the following words and phrases shall have the meanings indicated:

   (a) "Agreement" shall mean an agreement entered into between the Company and a Grantee in connection with an award under the Plan.

   (b) "Board" shall mean the Board of Directors of the Company.

   (c) "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time, and any reference to a section of the Code or regulation promulgated thereunder shall also refer to any successor of such section or regulation.

   (d) "Committee" shall mean a committee established by the Board to administer the Plan, the composition of which shall at all times satisfy the provisions of Rule 16b-3 under the Exchange Act.

   (e) "Common Stock" shall mean shares of common stock, par value $.01 per share, of the Company.

   (f) "Company" shall mean DSI Industries, Inc., a corporation organized under the laws of the State of Delaware, or any successor corporation.

   (g) "Disability" shall mean a Grantee's inability to perform his duties with the Company or any Subsidiary for more than six consecutive months by reason of any medically determinable physical or mental impairment, as determined by a physician selected by the Grantee and acceptable to the Company.

   (h) "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended from time to time, and as now or hereafter construed, interpreted and applied by regulations, rulings and cases, and any reference to a section of the Exchange Act or rule or regulation promulgated thereunder shall also refer to any successor of such section, rule or regulation..

   (i) "Fair Market Value" per share as of a particular date shall mean (i) the average high and low trading prices per share of Common Stock on the national securities exchange on which the Common Stock is principally traded for the last preceding date on which there was a sale of such Common Stock on such exchange, or (ii) if the shares of Common Stock are then traded in an over-the-counter market, the average high and low trading prices per share of Common Stock in such over-the-counter market for the last preceding date on which there was a sale of such Common Stock in such market, or (iii) if the shares of Common Stock are not then listed on a national securities exchange or traded in an over-the-counter market, such value as the Committee, in its sole discretion, shall determine.

   (j) "Grantee" shall mean a person who receives a grant of Options, Stock Appreciation Rights or Restricted Stock under the Plan.

   (k) "Incentive Stock Option" shall mean any option intended to be, and designated as, an incentive stock option within the meaning of Section 422 of the Code.

   (1) "Insider" shall mean a Grantee who is subject to the reporting requirements of Section 16(a) of the Exchange Act.

   (m) "Option" or "Options" shall mean a grant to a Grantee of an option or options to purchase shares of Common Stock. Options granted by the Committee to an employee Grantee pursuant to the Plan shall constitute either Incentive Stock Options or Nonqualified Stock Options. Options granted to any consultant or non-employee director shall be Nonqualified Stock Options.

   (n) "Option Price" shall mean the exercise price of an Option per share of Common Stock covered by the Option.

   (o) "Option Term" shall mean the period (determined at the Option's grant) from its date of grant to the last date on which it can be exercised. The Option Term of any Incentive Stock Option or any Option granted to any consultant or non-employee director shall not be longer than ten (10) years. The Option Term of any Incentive Stock Option granted to a Ten Percent Stockholder shall not be longer than five (5) years.

   (p) "Plan" means this 1997 Stock Option Plan of DSI Industries, Inc., as amended from time to time.

   (q) "Retirement" shall mean a Grantee's retirement in accordance with the terms of any pension or retirement plan adopted by the Company (or any Subsidiary), if any, as the case may be, on the normal retirement date prescribed from time to time by the Company or such Subsidiary.

   (r) "Rule 16b-3" shall mean Rule 16b-3, as from time to time in effect, promulgated by the Securities and Exchange Commission under Section 16 of the Exchange Act, including any successor to such Rule.

   (s) "Stock Appreciation Right" shall mean the right, granted to a Grantee under Section 9, to be paid an amount measured by the appreciation in the Fair Market Value of Common Stock from the date of grant to the date of exercise of the right, with payment to be made in cash or Common Stock as specified in the award or determined by the Committee.

   (t) "Subsidiary" shall be as defined in Section 424(f) of the Code and shall include a subsidiary of any subsidiary.

   (u) "Ten Percent Stockholder" shall mean an employee Grantee who, at the time an Incentive Stock Option is granted to such Grantee, owns stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the employer corporation or of its parent or subsidiary corporation.

3. Administration. The Plan shall be administered by the Committee. The Committee shall have the authority in its discretion, subject to and not inconsistent with the express provisions of the Plan, to administer the Plan and to exercise all the powers and authorities either specifically granted to it under the Plan or necessary or advisable in the administration of the Plan, including, without limitation, the authority to grant Options, Stock Appreciation Rights and Restricted Stock; to determine which Options shall constitute Incentive Stock Options and which Options shall constitute Nonqualified Stock Options; to determine the purchase price of the shares of Common Stock covered by each Option; to determine the persons to whom, and the time or times at which awards shall be granted; to determine the number of shares to be covered by each award; to interpret the Plan; to prescribe, amend and rescind rules and regulations relating to the Plan; to determine the terms and provisions of the Agreements (which need not be identical) and to cancel or suspend awards, as necessary; and to make all other determinations deemed necessary or advisable for the administration of the Plan.

   The Committee may delegate to one or more of its members or to one or more agents such administrative duties as it may deem advisable, and the Committee or any person to whom it has delegated duties as aforesaid may employ one or more persons to render advice with respect to any responsibility the Committee or such person may have under the Plan. All decisions, determination and interpretations of the Committee shall be final and binding on all Grantees of any awards under this Plan. The Board shall fill all vacancies, however caused, in the Committee. The Board may from time to time appoint additional members to the Committee, and may at any time remove one or more Committee members and substitute others. One member of the Committee shall be selected by the Board as chairman. The Committee shall hold its meetings at such times and places as it shall deem advisable. All determinations of the Committee shall be made by a majority of its members either present in person or participating by conference telephone at a meeting or by written consent. The Committee may appoint a secretary and make such rules and regulations for the conduct of its business as it shall deem advisable, and shall keep minutes of its meetings.

   No member of the Board or Committee shall be liable for any action taken or determination made in good faith with respect to the Plan or any award granted hereunder.

4. Eligibility. Awards may be granted to executive officers and other key employees, including officers and directors who are employees, and to non-employee directors of and consultants to the Company, except as proscribed by the Exchange Act or the Code. In determining the employees to whom awards shall be granted and the number of shares to be covered by each award, the Committee shall take into account the duties of the respective employees, their present and potential contributions to the success of the Company and such other factors as the Committee shall deem relevant in connection with accomplishing the purpose of the Plan.

5. Stock. The maximum number of shares of Common Stock reserved for the grant of awards under the Plan shall be 1,150,000 shares, subject to adjustment as provided in Section 11 hereof. Such shares may, in whole or in part, be authorized but unissued shares or shares that shall have been or may be reacquired by the Company. For purposes of this Section 5, where the exercise price of an Option is paid in Common Stock pursuant to Section 6(d) of the Plan, only the net number of additional shares issued and which remain outstanding in connection with such exercise shall be deemed "issued" for purposes of the Plan.

   If any outstanding award under the Plan should, for any reason expire, be canceled or be forfeited (other than in connection with the exercise of a Stock Appreciation Right), without having been exercised in full, the shares of Common Stock allocable to the unexercised, canceled or terminated portion of such award shall (unless the Plan shall have been terminated) become available for subsequent grants of awards under the Plan; provided, however, that, in the case of the cancellation or forfeiture of Restricted Stock with respect to which dividends have been paid or accrued, the number of shares with respect to such Restricted Stock shall not be available for subsequent grants hereunder unless, in the case of shares with respect to which dividends were accrued but unpaid, such dividends are also canceled or forfeited.

6. Terms and Conditions of Options. Each Option granted pursuant to the Plan shall be evidenced by a written agreement between the Company and the Grantee (the "Option Agreement"), in such form and containing such terms and conditions as the Committee shall from time to time approve, which Option Agreement shall comply with and be subject to the following terms and conditions, unless otherwise specifically provided in such Option Agreement.

   (a) Number of Shares. Each Option Agreement shall state the number of shares of Common Stock to which the Option relates.

   (b) Type of Option. Each Option Agreement shall specifically state that the Option constitutes an Incentive Stock Option or a Nonqualified Stock Option.

   (c) Option Price. Each Option Agreement shall state the Option Price, which, in the case of an Incentive Stock Option, shall not be less than one hundred percent (100%) of the Fair Market Value of a share of Common Stock covered by the Option on the date of grant, and in any case shall not be less than the par value of a share of the Common Stock covered by the Option. The Option Price shall be subject to adjustment as provided in Section 11 hereof. The date as of which the Committee adopts a resolution expressly granting an Option shall be considered the day on which such Option is granted.

   (d) Medium and Time of Payment. Payment of the Option Price may be made (as determined by the Board) (i) in cash, (ii) by certified check or bank cashier's check payable to the order of the Company in the amount of such Option Price, or, if permitted by the Committee: (iii) by promissory note issued by the Grantee in favor of the Company in an amount equal to such Option Price and payable on terms prescribed by the Committee and which provides for the payment of interest at a fair market rate, as determined by the Committee, (iv) by delivery of capital stock to the Company having a Fair Market Value (determined on the date of exercise) equal to the Option Price,
(v) by agreeing with the Company to cancel a portion of the exercisable Options issued hereunder to such Grantee having a value (measured as the difference between the current Fair Market Value (determined on the date of exercise) and the Option Price of the Common Stock subject to such portion) equal to the Option Price; or (vi) by any combination of the methods of payment described in (i) through (v) above.

   (e) Term and Exercisability of Options. Each Option Agreement shall provide the exercise schedule for the Option as determined by the Committee; provided, however, that the Committee shall have the authority to accelerate the exercisability of any outstanding Option at such time and under such circumstances as it, in its sole discretion, deems appropriate. Each Option Agreement shall provide an Option Term which shall be ten (10) years from the date of the grant of the Option, unless otherwise provided in Section 2 hereof or otherwise determined by the Committee. The Option Term shall be subject to earlier expiration as provided in Sections 6(f )and 6(g) hereof. An Option may be exercised, as to any or all full shares of Common Stock as to which the Option has become exercisable, by written notice delivered in person or by mail to the Secretary of the Company, specifying the number of shares of Common Stock with respect to which the Option is being exercised.

   (f) Termination of Employee Grantee. Except as provided in this Section 6(f) and in Section 6(g) hereof, an Option granted to an employee of the Company or a Subsidiary thereof may be exercised only if the employee Grantee is then in the employ of the Company or a Subsidiary thereof (or a corporation issuing or assuming the Option in a transaction to which Section 424(a) of the Code applies (or a parent or subsidiary corporation of such corporation)), and the Grantee has remained continuously so employed since the date of grant of the Option. In the event that the employment of an employee Grantee shall terminate (other than by reason of death, Disability or Retirement), all Options of such Grantee that are exercisable on the date of such termination shall continue to be exercisable for three months after the date of such termination (or such longer period as the Committee shall prescribe in the case of Nonqualified Stock Options). Notwithstanding the foregoing provisions of this Section 6(f), no Option may be exercised later than the expiration of its Option Term. To the extent that any Option is not exercisable on the date of such termination of employment, its Option Term shall expire on such date.

   (g) Termination of Employee Grantee by Death, Disability or Retirement. If an employee Grantee shall die while employed by the Company or a Subsidiary thereof, or within three months after the date of termination of such Grantee's employment (or within such longer period as the Committee may have provided for exercise of the Grantee's Options after termination of the Grantee's employment pursuant to Section 6(f) hereof, or if the employee Grantee's employment shall terminate by reason of Disability, all Options theretofore granted to such Grantee (to the extent such Options are exercisable on the date the Grantee's employment is terminated by such death or Disability) may be exercised by the Grantee or by the Grantee's estate or by a person who acquired the right to exercise such Options by bequest or inheritance or otherwise by reason of death or Disability of the Grantee, at any time within six months after the death or Disability of the Grantee. In the event that an Option granted hereunder shall be exercised by the legal representatives of a deceased or Disabled Grantee, written notice of such exercise shall be accompanied by a certified copy of letters testamentary or equivalent proof of the right of such legal representatives to exercise such Option. In the event that the employment of an employee Grantee shall terminate on account of such Grantee's Retirement, all Options of such Grantee (to the extent such Options are exercisable on the date of the Grantee's retirement) may be exercised at any time within three months after the date of such Retirement. Notwithstanding the foregoing provisions of this Section 6(g), no Option may be exercised later than the expiration of its Option Term. To the extent that any Option is not exercisable on the date of such termination of employment by reason of death, Disability or Retirement, its Option Term shall expire on such date.

   (h) Other Provisions. The Option Agreements evidencing awards under the Plan shall contain such other terms and conditions not inconsistent with the Plan as the Committee may determine.

7. Nonqualified Stock Options. Options granted pursuant to this Section 7 are intended to constitute Nonqualified Stock Options and shall be subject only to the general terms and conditions specified in Section 6 hereof. At the discretion of the Committee, the early termination provisions contained in
Section 6 hereof may be waived by the Committee as evidenced by their exclusion from any Option Agreement.

8. Incentive Stock Options. Options granted pursuant to this Section 8 are intended to constitute Incentive Stock Options and shall be subject to the following special terms and conditions, in addition to the general terms and conditions specified in Section 6 hereof.

   (a) Value of Shares. The aggregate Fair Market Value (determined as of the date the Incentive Stock Option is granted) of the shares of Common Stock with respect to which Incentive Stock Options granted under this Plan (and all other plans of an employee Grantee's employer corporation and its parent and subsidiary corporations) become exercisable for the first time by the Grantee during any calendar year shall not exceed $100,000. To the extent that the grant of an Option results in the aggregate Fair Market Value (determined at the time of grant) of the Common Stock (or other capital stock of the Company or any subsidiary) with respect to which Incentive Stock Options are exercisable for the first time by a Grantee during any calendar year (under all plans of the Company and subsidiary corporations) to exceed $100,000, such Option shall be treated as a Nonqualified Stock Option to the extent of such excess. The provisions of this subsection shall be construed and applied in accordance with Section 422(d) of the Code and the regulations, if any, promulgated thereunder. Nothing contained in the Plan shall be construed to limit the right of the Committee to grant an Incentive Stock Option and a

Nonqualified Stock Option concurrently under a single stock option Agreement so long as each Option is clearly identified as to its status.

   (b) Ten Percent Stockholder. In the case of an Incentive Stock Option granted to a Ten Percent Stockholder, (i) the Option Price shall not be less than one-hundred-ten percent (110%) of the Fair Market Value of a share of Common Stock on the date of grant of such Incentive Stock Option, and (ii) the Option Term shall not exceed five (5) years from the date of grant of such Incentive Stock Option.

   (c) Disqualifying Dispositions of Incentive Stock Options.  If Common
Stock acquired upon exercise of any Incentive Stock Option is disposed of in a disposition that, under Section 422 of the Code, disqualifies the Grantee from the application of Section 421(a) of the Code, the Grantee immediately before such disposition of Common Stock shall comply with any requirements imposed by the Company in order to enable the Company to secure the related income tax deduction to which it is entitled in such event.

9. Stock Appreciation Rights. The Committee shall have authority to grant a Stock Appreciation Right to the employee Grantee of any Option under the Plan with respect to all or some of the shares of Common Stock covered by such related Option. A Stock Appreciation Right shall, except as provided in this
Section 9, be subject to the same terms and conditions as the related Option. Each Stock Appreciation Right granted pursuant to the Plan shall be evidenced by a written Agreement between the Company and the Grantee in such form as the Committee shall time to time approve.

   (a) Time of Grant. A Stock Appreciation Right may be granted either at the time of grant, or at any time thereafter during the term of the Option; provided, however, that Stock Appreciation Rights related to Incentive Stock Options may only be granted at the time of grant of the related Option.

   (b) Payment. A Stock Appreciation Right shall entitle the holder thereof, upon exercise of the Stock Appreciation Right or any portion thereof, to receive payment of an amount computed pursuant to Section 9(d).

   (c) Exercise. A Stock Appreciation Right shall be exercisable at such time or times and only to the extent that the related Option is exercisable, and will not be transferable except to the extent the related Option may be transferable. A Stock Appreciation Right granted in connection with an Incentive Stock Option shall be exercisable only if the Fair Market Value of a share of Common Stock on the date of exercise exceeds the purchase price specified in the related Incentive Stock Option.

   (d) Amount Payable. Upon the exercise of a Stock Appreciation Right, the Grantee shall be entitled to receive an amount determined by multiplying (i) the excess of the Fair Market Value of a share of Common Stock on the date of exercise of such Stock Appreciation Right over the Option Price under the related Option, by (ii) the number of shares of Common Stock as to which such Stock Appreciation Right is being exercised. Notwithstanding the foregoing, the Committee may limit in any manner the amount payable with respect to any Stock Appreciation Right by including such a limit at the time it is granted.

   (e) Treatment of Related Options and Stock Appreciation Rights Upon Exercise. Upon the exercise of a Stock Appreciation Right, the related Option shall be canceled to the extent of the number of shares of Common Stock as to which the Stock Appreciation Right is exercised and upon the exercise of an Option granted in connection with a Stock Appreciation Right, the Stock Appreciation Right shall be canceled to the extent of the number of shares of Common Stock as to which the Option is exercised or surrendered.

   (f) Method of Exercise. Stock Appreciation Rights shall be exercised by a Grantee only by a written notice delivered in person or by mail to the

Secretary of the Company, specifying the number of shares of Common Stock with respect to which the Stock Appreciation Right is being exercised. If requested by the Committee, the Grantee shall deliver the Agreement evidencing the Stock Appreciation Right being exercised and the Option Agreement evidencing any related Option to the Secretary of the Company who shall endorse thereon a notation of such exercise and return such Agreements to the Grantee.

   (g) Form of Payment. Payment of the amount determined under Section 9(d), may be made solely in whole shares of Common Stock in a number determined based upon their Fair Market Value on the date of exercise of the Stock Appreciation Right or, alternatively, at the sole discretion of the Committee, solely in cash, or in a combination of cash and shares of Common Stock as the Committee deems advisable. If the Committee decides to make full payment in shares of Common Stock, and the amount payable results in a fractional share, payment for the fractional share will be made in cash. Notwithstanding the foregoing, to the extent required by Rule 16b-3 no payment in the form of cash may be made upon the exercise of a Stock Appreciation Right pursuant to
Section 9(d) to an Insider, unless the exercise of such Stock Appreciation Right is made during the period beginning on the third business day and ending on the twelfth business day following the date of release for publication of the Company's quarterly or annual statements of earnings.

10. Restricted Stock. The Committee may award shares of Restricted Stock to any eligible employee. Each award of Restricted Stock under the Plan shall be evidenced by a written Agreement between the Company and the Grantee, in such form as the Committee shall from time to time approve, and shall comply with the following terms and conditions (and with such other terms and conditions not inconsistent with the terms of this Plan as the Committee, in its discretion, shall establish):

   (a) Number of Shares. Each Agreement shall state the number of shares of Restricted Stock to be subject to an award.

   (b) Restrictions. Shares of Restricted Stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of, except by will or the laws of descent and distribution, for such period as the Committee shall determine from the date on which the award is granted (the "Restricted Period"). The Committee may also impose such other restrictions and conditions on the shares as it deems appropriate including the satisfaction of performance criteria. Certificates for shares of stock issued pursuant to Restricted Stock awards shall bear an appropriate legend referring to such restrictions, and any attempt to dispose of any such shares of stock in contravention of such restrictions shall be null and void and without effect. During the Restricted Period, such certificates shall be held in escrow by an escrow agent appointed by the Committee. In determining the Restricted Period of an award, the Committee may provide that the foregoing restrictions shall lapse with respect to specified percentages of the awarded shares on successive anniversaries of the date of such award.

   (c) Forfeiture. Subject to such exceptions as may be determined by the Committee, if the Grantee's continuous employment with the Company or any Subsidiary shall terminate for any reason prior to the expiration of the Restricted Period of an award, any shares remaining subject to restrictions (after taking into account the provisions of Section 10(e) hereof shall thereupon be forfeited by the Grantee and transferred to, and reacquired by, the Company or a Subsidiary at no cost to the Company or Subsidiary.

   (d) Ownership. During the Restricted Period the Grantee shall possess all incidents of ownership of such shares, subject to Section 10(b) hereof, including the right to receive dividends with respect to such shares and to vote such shares.

   (e) Accelerated Lapse of Restrictions. The Committee shall have the authority (and the Agreement may, but need not, so provide) to cancel all or any portion of any outstanding restrictions prior to the expiration of the Restricted Period with respect to any or all of the shares of Restricted Stock awarded on such terms and conditions as the Committee shall deem appropriate.

11. Effect of Certain Changes. In the event of any extraordinary dividend, stock dividend, recapitalization, merger, consolidation, stock split, warrant or rights issuance, or combination or exchange of such shares, or other similar transactions, the number of shares of Common Stock available for awards, the number of such shares covered by outstanding awards, and the price per share of Options or the applicable market value of Stock Appreciation Rights shall be equitably adjusted by the Committee to reflect such event and preserve the value of such awards; provided, however, that any fractional shares resulting from such adjustment shall be eliminated. If the Company shall be reorganized, consolidated, or merged with another corporation, or if all or substantially all of the assets of the Company shall be sold or exchanged, a Grantee shall at the time of issuance of the stock under such a corporate event, be entitled to receive upon the exercise of his award the same number and kind of shares of stock or the same amount of property, cash or securities as he would have been entitled to receive upon the occurrence of any such corporate event as if he had been, immediately prior to such event, the holder of the number of shares covered by his award and that his award shall have been fully vested at the time of such event; provided, however, that in any of such events the Committee shall have the discretionary power to take any action necessary or appropriate to prevent Incentive Stock Options granted hereunder from being disqualified as Incentive Stock Options. Any adjustment under this Section shall apply proportionately to only the unexercised portion of any award granted hereunder. If fractions of a share would result from any such adjustment, the adjustment shall be revised to the next lower whole number of shares.

12. Surrender and Exchange of Awards. The Committee may permit the voluntary surrender of all or a portion of any Option granted under the Plan to an employee or any option granted under any other plan, program or arrangement of the Company or any Subsidiary ("Surrendered Option"), to be conditioned upon the granting to the employee Grantee of a new Option for the same number of shares of Common Stock as the Surrendered Option, or may require such voluntary surrender as a condition precedent to a grant of a new Option to such Grantee. Subject to the provisions of the Plan, such new Option may be an Incentive Stock Option or a Nonqualified Stock Option and shall be exercisable at the price, during such period and on such other terms and conditions as are specified by the Committee at the time the new Option is granted. The Committee may also grant Restricted Stock in exchange for Surrendered Options to any holder of such Surrendered Option.

13. Period During Which Awards May Be Granted. Awards may be granted pursuant to the Plan from time to time within a period of ten (10) years from the date the Plan is adopted by the Board, or the date the Plan is approved by the stockholders of the Company, whichever is earlier.

14. Nontransferability of Awards. Awards may be granted under the Plan shall not be transferable otherwise than by will or by the laws of descent and distribution, and awards may be exercised or otherwise realized, during the lifetime of the Grantee, only by the Grantee or by his guardian or legal representative. No award granted under the Plan shall be subject to execution, attachment or other process.

15. Approval of Shareholders. The Plan shall take effect as of the date determined by the Board in its adoption of the Plan but the Plan (and any grants of awards made prior to the shareholder approval described in this sentence shall be subject to the approval of the holder(s) of a majority of the issued and outstanding shares of voting securities of the Company entitled to vote, which approval must occur within twelve months of the date the Plan is adopted by the Board.

16. Agreement by Employee Grantee Regarding Withholding Taxes. If the Committee shall so require, as a condition of exercise of an Option or Stock Appreciation Right or the expiration of the Restricted Period (each a "Tax Event"), each employee Grantee shall agree that, no later than the date of the Tax Event, the Grantee will pay to the Company or make arrangements satisfactory to the Committee regarding payment of any federal, state or local taxes of any kind required by law to be withheld upon the Tax Event. Alternatively, the Committee may provide that an employee Grantee may elect, to the extent permitted or required by law, to have the Company deduct federal, state and local taxes of any kind required by law to be withheld upon the Tax Event from any payment of any kind due to the Grantee. The withholding obligation may be satisfied by the withholding or delivery of Common Stock.

17. Amendment and Termination of the Plan.

   (a)The Board at any time and from time to time may suspend, terminate, modify or amend the Plan; provided, however, that an amendment which requires stockholder approval in order for the Plan to continue to comply with Rule 16b-3 or any other law, regulation or stock exchange requirement shall not be effective unless approved by the requisite vote of stockholders. Except as provided in Section 11 hereof, no suspension, termination, modification or amendment of the Plan may adversely affect any award previously granted, unless the written consent of the Grantee is obtained.

   (b) The Plan may from time to time be terminated, modified or amended by the affirmative vote of the holders of a majority of the shares of the Company's Common Stock present, or represented, and entitled to vote at a meeting of stockholders duly held in accordance with applicable state law.

   (c) The Board of the Company may at any time terminate the Plan or from time to time make such modifications or amendments of the Plan as it may deem advisable; provided, however, that the Board shall not (i) modify or amend the Plan in any way that would disqualify any Option issued pursuant to the Plan as an Incentive Stock Option, or (ii) without approval by the affirmative vote of the holders of a majority of the shares of the Company's Common Stock present, or represented, and entitled to vote at a meeting of stockholders duly held in accordance with applicable state law increase (except as provided by Section 11) the maximum number of Common Shares as to which awards may be granted under the Plan or change the class of persons eligible to receive award under the Plan.

   (d) No termination, modification or amendment of the Plan may adversely affect the rights conferred by any awards without the consent of the Grantee thereof.

18. Rights as a Shareholder. Except as provided in Section 10(d) hereof, a Grantee of an award (or any individual acquiring rights under such award from the Grantee) shall have no rights as a shareholder with respect to any shares covered by the award until the date of the issuance of a stock certificate for such shares to the Grantee (or such individual). No adjustment shall be made for dividends (ordinary or extraordinary, whether in cash, securities or other property) or distribution of other rights for which the record date is prior to the date such stock certificate is issued, except as provided in Section 11 hereof.

19. No Rights to Employment. Nothing in the Plan or in any award granted or Agreement entered into pursuant hereto shall confer upon any Grantee the right to continue in the employ of, or a consultant relationship with, the Company or any Subsidiary or to be entitled to any remuneration or benefits not set forth in the Plan or such Agreement or to interfere with or limit in any way the right of the Company or any such Subsidiary to terminate such Grantee's employment. Awards granted under the Plan shall not be affected by any change in duties or position of a Grantee as long as such Grantee continues to be employed by, or in a consultant relationship with, the Company or any Subsidiary.

20. Beneficiary. A Grantee may file with the Committee a written designation of a beneficiary on such form as may be prescribed by the Committee and may, from time to time, amend or revoke such designation. If no designated beneficiary survives the Grantee, the executor or administrator of the Grantee's estate shall be deemed to be the Grantee's beneficiary.

21. Governing Law. The Plan and all determinations made and actions taken pursuant hereto shall be governed by the laws of the State of Delaware.

22. Effective Date and Duration of the Plan. This Plan shall be effective as of the date determined by the Company, subject to the approval of the Plan by the stockholders of the Company, and shall terminate on the tenth anniversary of such date, unless earlier terminated pursuant to Section 17 hereof. No awards shall be granted after termination of the Plan.

23. Leave of Absence. For purposes of the Plan, an individual who is on military or sick leave or other bona fide leave of absence (such as temporary employment by the United States or any state government) shall be considered as remaining in the employ of the Company or of a subsidiary corporation, if any, for 90 days or such longer period as shall be determined by the Committee.

24.  Further Conditions of Exercise.

   (a) Unless prior to the exercise of an award, the Common Stock issuable upon such exercise are the subject of a registration statement filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended (the "Securities Act"), and there is then in effect a prospectus filed as part of such registration statement meeting the requirements of Section 10(a)(3) of the Securities Act, the acceptance of such award and the notice of exercise with respect to such award shall be accompanied by a representation or agreement deemed hereunder to have been made by the Grantee to the Company to the effect that such shares are being acquired for investment only and not with a view to the resale or distribution thereof, or such other documentation as may be required by the Company, unless, in the opinion of counsel to the Company, such representation, agreement or documentation is not necessary to comply with the Securities Act.

   (b) Anything in subsection (a) of this Section 24 to the contrary notwithstanding, the Company shall not be obligated to issue or sell any Common Stock until they have been listed on each securities exchange on which the Common Stock may then be listed and until and unless, in the opinion of counsel to the Company, the Company may issue such shares pursuant to a qualification or an effective registration statement, or an exemption from registration, under such state and federal laws, rules or regulations as such counsel may deem applicable. The Company shall use reasonable efforts to effect such listing, qualification and registration, as the case may be.