Form 10-K
period 1997-11-30
DSI INDUSTRIES INC
filed 1998-02-27
CIK 806850

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


(Mark one)                          FORM 10-K
    [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


          For the fiscal year ended November 30, 1997
                               or

    [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from                 to

                    Commission File Number 0-15784

                 NORTON DRILLING SERVICES, INC.
            (formerly known as DSI Industries, Inc.)
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 16, 1998: Common stock, par value $.01 per share, $29,432,297. In making this computation, all shares known to be owned by directors and executive officers of Norton Drilling Services, Inc. and all shares known to be owned by other persons holding in excess of 5% of the Registrant's common stock have been deemed held by "affiliates" of the Registrant. Nothing herein shall prejudice the right of the Registrant or any such person to deny that any such director, executive officer, or stockholder is an "affiliate."

Common Stock outstanding as of February 16, 1998 was 25,844,799 shares.

                             PART I

   "NDSI", "we", "us" are used in this report to refer to Norton Drilling Services, Inc. and its consolidated subsidiaries. We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders. Items 1 and 2 contain forward-looking statements and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to the utilization rates of drilling rigs, business strategies and other plans and objectives of our management for future operations and actions and other such matters. The words "believes," "intends," "strategy," or "anticipates" and similar expressions identify forward-looking statements. We do not undertake to update, revise or correct the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with our disclosures under the heading: "Cautionary Statement for Purposes of the Safe Harbor' provisions of the Private Securities Litigation Reform Act of 1995" on page 16.

Item 1.      Description of Business

Norton Drilling Services, Inc.

   Norton Drilling Services, Inc., formerly known as DSI Industries, Inc., was originally incorporated on December 21, 1983 under the laws of the State of Delaware, as Diagnostic Sciences, Inc. On September 25, 1997 our stockholders approved an amendment to our, certificate of incorporation changing our name from DSI Industries, Inc. to Norton Drilling Services, Inc.

   NDSI is a holding company whose primary assets consist of the voting stock of each of the following subsidiary corporations:

   (i) Norton Drilling Company, a Delaware corporation ("Norton" or the "Drilling Segment"), operates fifteen oil and gas drilling rigs and provides contract drilling services to the oil and gas industry primarily in the Permian Basin of west Texas and eastern New Mexico as well as in the Green River Basin and the Overthrust Belt in the Rocky Mountains.

   (ii) Lobell Corporation, a Delaware corporation ("Lobell" or the "MRI Segment"), which was, until August 18, 1994 when the operations were discontinued, engaged primarily in providing diagnostic imaging services involving magnetic resonance imaging technology ("MRI"); and

   (iii) until July 22, 1996 when this company was sold, Sunny's Plants, Inc., a Florida corporation ("Sunny's Plants" or the "Nursery Segment"), which was, until April 6, 1995 when the operations were discontinued, engaged primarily in the production and sale of indoor foliage plants.

   NDSI, in particular its Nursery and MRI Segments, sustained substantial losses from operations in the year ended November 30, 1994. Our Board of Directors on August 18, 1994 discontinued the MRI Segment due to the Segment's recurring losses. On April 6, 1995, our Board also discontinued the operations of the Nursery Segment due to the significant losses incurred by it which started in the third quarter of 1994 and continued through April 6, 1995. The treatment of the Nursery Segment as discontinued was retroactively applied to the operations of the segment as of November 30, 1994. The consolidated financial statements reflect a net liability of approximately $105,000 at November 30, 1997 and $538,000 at November 30, 1996 for the estimated liabilities of the discontinued segments. See Item 1, Description of Business, "MRI Segment" and "Nursery Segment" and also Note 3 of Notes to Consolidated Financial Statements included as part of Item 8 of this report.

   As NDSI is a holding company it does not generate operating revenues. Substantially all of the funding for our expenses as well as for the payment of the liabilities of the discontinued segments comes from Norton Drilling Company.

   Norton's agreements with one of its secured creditors prohibit virtually any loans, dividends, advances, guarantees of indebtedness or payments to us or our subsidiaries.

   Norton Drilling Company - On October 1, 1991, NDSI and its wholly-owned subsidiary Norton Drilling Company, completed a merger provided for by an Agreement and Plan of Merger, dated September 13, 1991. This agreement was between NDSI, Norton Drilling Company, a Texas corporation ("NDC (Texas)") and each of Sherman H. Norton, Jr., S. Howard Norton, III, John W. Norton, J.P. Rose and Barbara L. Norton (the "Norton Shareholders"). The Norton Shareholders were holders of all of the capital stock of NDC (Texas). When the transaction was completed, the Norton Shareholders surrendered all of the shares of stock of NDC (Texas) and caused it to be merged into Norton. We paid to these stockholders 5,160,000 shares of our common stock. According to the agreement, we expanded our Board of Directors by three positions and appointed the following three persons designated by the Norton Shareholders to fill them: Sherman H. Norton, Jr., S. Howard Norton, III and John W. Norton. We have covenanted to nominate and recommend for election or reelection to our Board of Directors up to three people designated by the Norton Shareholders so long as they maintain certain percentage ownerships of the 5,160,000 shares paid to them at the closing of this transaction. Also at the time the agreement was completed, four members of NDC (Texas)'s management entered into five year employment and non-competition agreements.

   Lobell Corporation - Our subsidiary Lobell Corporation opened a magnetic resonance imaging center in August 1986 in Huntington, New York. Thereafter we entered into a capital lease agreement with General Electric ("GE") for a GE MR Max (Magnetic Resonance Imaging )System at this location. On July 13, 1993, after rental payments to GE had become significantly delinquent, the rental obligation under the lease was restructured according to a settlement between us and GE. In December 1994, we stopped making payments in violation of the settlement agreement. In March 1995, the MRI segment was evicted from its facilities and the equipment held under the lease was abandoned. On December 10, 1996 we executed another settlement agreement with GE whereupon all amounts due and owing to GE under the lease were deemed satisfied and we were released from any further liability.

   NDSI and Lobell had become involved in litigation with the landlord of the office space it leased because of the Segment not paying its rent. The matter was settled in 1994 and the landlord was awarded net arrearage and settlement costs of approximately $118,600. In December 1994, Lobell again ceased making its rent payments and in March 1995 the landlord evicted Lobell from the premises. In March 1995, the landlord placed a lien on all assets of Lobell and confiscated approximately $50,000 of Lobell's assets, primarily cash and accounts receivable, as partial payment for the unpaid rent. The premises were then vacated. We believe that we will be able to negotiate an agreement with the landlord in full settlement for all amounts owed. We believe that these anticipated settlement amounts will not be material to NDSI.

   On August 18, 1994, our Board of Directors discontinued the MRI Segment due to its recurring losses. See Note 3 of Notes to Consolidated Financial Statements included as part of Item 8 of this report.

   We have included $40,000 in our reserve for loss on the discontinuance of this segment as of November 30, 1997. We believe that this amount will be enough to settle the amounts due to the landlord plus pay any other costs we may incur in disposing of this segment. However, should we successfully negotiate with the landlord for an amount less than is reserved, a possible gain could result to us. See Note 3 of Notes to Consolidated Financial Statements included as part of Item 8 of this report.

   Sunny's Plants, Inc. - On February 28, 1991, NDSI through a newly formed subsidiary, Sunny's Plants, Inc.("Sunny's Plants"), purchased:

   (i) all of the assets and assumed certain obligations of Interior Plant Supply Partnership;

   (ii) all of the outstanding shares of Sunshine Botanicals, Inc.;

   (iii)all of the outstanding capital stock of Interior Plant Supply
        Inc.; and

   (iv) certain real property from the sellers of the three above mentioned entities according to an Agreement and Plan of Reorganization.

   The total purchase price was $3,643,125 of which $2,743,125 was paid by the issuance of 2,310,000 shares of our common stock to each of the two stockholders of the above mentioned companies.

   The Nursery Segment was extensively damaged by Hurricane Andrew on August 24, 1992. As a result of the severe damage, the Nursery Segment temporarily ceased operations from August to December of 1992 until the damage could be repaired and the machinery and equipment rebuilt and restored and new inventory acquired. In December 1992, the Nursery Segment resumed shipments of its products.

   On April 6, 1995, our Board of Directors discontinued the Nursery Segment due to its significant losses which started in the third quarter of 1994 and continued through April 6, 1995. We made certain revisions to our initial reserve estimate during 1995 in light of the Segment's operations and due to certain other transactions discussed below which were completed as of September 6, 1995. The consolidated financial statements reflect these revisions.

   In August, 1995 the Nursery Segment and NDSI entered into agreements with two of its secured creditors and an unrelated purchaser. According to this agreement the purchaser acquired the collateralized debt of one bank and immediately foreclosed on the debt. The segment surrendered to the purchaser all of the assets collateralizing this indebtedness on September 6, 1995. The purchaser also assumed a $330,000 note payable and agreed to indemnify the segment and NDSI for its liabilities to certain other creditors in an amount not to exceed $404,000. We have received a release from our guarantee of the obligation to the bank as well as our obligation for the $330,000 note payable.

   The agreement with the other secured creditor requires the purchaser to repay the outstanding balance of a mortgage note in the original amount of $2,128,000 which was collateralized by the segment's real property. We will remain liable as guarantor for this indebtedness until the purchaser has fully satisfied this obligation. The unpaid balance of the purchaser's obligation was approximately $1,891,000 at November 30, 1997.

   On July 22, 1996, we completed a Stock Purchase Agreement with an unrelated third party buyer. According to this agreement, the buyer purchased all of the outstanding shares of common stock of Sunny's Plants, Inc. from us. See "Industry Segments; Discontinued Operations-Nursery Segment" within this Item and Note 3 of Notes to Consolidated Financial Statements included as a part of Item 8 of this report for additional discussion/disclosure regarding financial statement impact of the discontinuance of the Nursery Segment.


                       INDUSTRY SEGMENTS

   We are a holding company with one remaining operating segment, Norton Drilling Company. Norton owns sixteen oil and gas drilling rigs, fifteen of which are operational, and provides contract drilling services to the oil and gas industry. The MRI and Nursery Segments have been discontinued and all activity relative to those segments is reflected as discontinued operations herein.


                     CONTINUING OPERATIONS

General

   NDSI, headquartered in Lubbock, Texas is a holding company and accordingly does not generate operating revenues. We incur certain administrative costs that are paid by charging our operating subsidiary management fees. We incurred administrative costs of approximately $167,000 for the year ended November 30, 1997, approximately $228,000 for the year ended November 30, 1996 and approximately $248,000 for the year ended November 30, 1995. This resulted in pre-tax net income of approximately $27,000 in 1997 and net losses of approximately $48,000 in 1996 and $148,000 in 1995.

   Our remaining operating subsidiary, Norton Drilling Company, also headquartered in Lubbock, Texas, provides contract drilling services to major oil companies and independent oil and gas producers primarily in Texas, New Mexico and the Rocky Mountains. Norton Drilling provides its customers with rigs and crews to operate the rigs.

   The primary assets of the oil and gas contract drilling segment consist of sixteen land-based drilling rigs, fifteen of which were fully operational as of November 30, 1997. Norton's drilling rig fleet ranges from small (7,500 ft. depth rating) self-propelled drilling rigs to larger (22,000 ft. depth rating) diesel electric rigs. The book value of the rigs was approximately $9,543,000 as of November 30, 1997 and approximately

$7,767,000 as of November 30, 1996. The rigs are equipped with drawworks or hoists, derricks or masts, engines, pumps to circulate the drilling fluid, steel pits, blowout preventers, drill pipe and drill collars and related equipment. The depth of the well and location for drilling are the principal factors in determining the size and type of rig used for a particular job. Norton's drilling rigs are utilized for both exploration and development drilling and can be used for either vertical or horizontal drilling.

   In order to continue to provide quality and timely service to the Segment's customers, Norton constantly maintains two rigs in the Rocky Mountain region and thirteen in its primary Texas and New Mexico areas.

   For the year ended November 30, 1997, Norton reported income from operations before income taxes of approximately $3,671,000 from operating revenues of approximately $35,833,000. For the year ended November 30, 1996, Norton had income before income taxes of approximately $586,000 from operating revenues of $26,677,000. Norton had stockholder's equity of approximately $8,005,000 as of November 30, 1997 and $5,091,000 as of November 30, 1996. See "Managements' Discussion and Analysis of Financial Condition and Results of Operations" and the "Consolidated Balance Sheets, Statements of Operations, Stockholders' Equity, and Cash Flows" included as Items 7 and 8, respectively, of this report for additional financial information pertaining to the operating activities of this segment.

Business Strategy

   Norton achieved its current position as a leading provider of contract drilling services by providing high quality services to its customers with quality equipment. Norton believes that the condition of the drilling rigs, the reputation of the company and the quality and experience of the drilling supervisors and crews are of significant importance to prospective customers. The Company has and will continue to maintain its drilling rigs in good working condition. In addition to normal repair and maintenance expenses, Norton spends significant funds each year on an ongoing program of improving and replacing components of its drilling rigs. Norton also strives to employ experienced drilling supervisors, toolpushers and crews for its rigs.

   Norton intends to continue to provide the highest quality contract drilling services with quality equipment and personnel.

Drilling Contracts

   Most of Norton's drilling contracts are with established customers. Norton obtains most of its contracts through a competitive bidding process, although some are obtained on a negotiated basis. The operator of a well will request bids under the terms it wishes (daywork, footage, turnkey), or occasionally will solicit bids under various combinations of the above mentioned contract types. Generally, the contracts are entered into for short-term periods and cover the drilling of a single well with the terms and rates varying depending upon the nature and duration of the work, the equipment and services supplied and other matters. The contracts obligate Norton to pay certain operating expenses, including wages of drilling personnel and maintenance expenses and to furnish incidental rig supplies and equipment. The contracts are subject to termination by the customer on short notice, usually upon payment of a fee. Norton generally indemnifies its customers against claims by Norton's employees and claims arising from surface pollution caused by spills of fuel, lubricants and other solvents within the control of Norton. See subcaption "Risks and Insurance" below in this Item. These customers generally indemnify Norton against claims arising from other surface and subsurface pollution, except claims arising from Norton's gross negligence.

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

   Under turnkey contracts, Norton contracts to drill a well to a contracted depth under specified conditions and provides most of the equipment and services required. Norton bears the risk of drilling the well to the contracted depth and is usually compensated substantially more than on wells drilled on a daywork or footage basis because Norton assumes significantly greater economic risk associated with drilling operations. If severe drilling problems are encountered in drilling wells under turnkey contracts, Norton could sustain substantial losses.

   Norton's management believes that it is able to prevail in certain situations where it is not the lowest-priced bidder because of the strength of its reputation. Nevertheless, the bidding process is standard for the industry and ensures that pricing is competitive.

   Contract drilling operations depend on the availability of drill pipe, bits, fuel and qualified personnel, some of which have been in short supply from time to time. Currently there is a substantial shortage of drill pipe in the onshore contract drilling industry in the United States. This shortage has caused the price of drill pipe to increase significantly over the past several years.

   Norton's ability to drill wells for which it has contracts may be delayed by inclement weather. Sustained periods of inclement weather could have a material adverse effect on Norton's revenues and cash flows.

Contract Drilling Activity

   The following table sets forth certain information regarding Norton's contract drilling activity for each of the years in the three-year period ended November 30, 1997.

                                                  Year Ended
                                                  November 30,
                                            --------------------------
                                             1997      1996      1995
                                            -----     -----     -----
Number of wells drilled (2)                   285       304       197
Rigs available for service (1)(3)              15        14        13
Utilization rate of rigs
 available for service (1)(3)(4)             92.4%     82.1%     68.6%
Number of days worked (3)(4)                5,057     4,195     3,254

   (1)  Average for the periods stated.

   (2) Includes three wells drilled in 1995 in which Norton owned small working interests.

   (3) Rig 1 had been stacked since January 18, 1992 and rig 2 had been stacked since May 9, 1991. Rig 1 was not available for service until January 25, 1996 and Rig 2 was not available for service until October 20, 1996 due to necessary repairs and reworking on these rigs to get them in condition to operate again.

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

   During our fiscal year ended November 30, 1997 the price of oil has ranged from approximately $17 to $23 per barrel. This has generated significant cash flows to the producing companies for which Norton works. These companies in turn have increased their budgets for exploration and production expenditures. This increase has caused a higher demand for rigs to drill the various prospects that are profitable at these oil prices. Therefore, there has been an increase in rig utilization. This in turn has enabled Norton to raise its prices to levels higher than in previous years.

   Another factor contributing to the increase in rig usage is the successful application of 3-D seismic in west Texas and southeastern New Mexico. This technique has resulted in higher success ratios of wells drilled and opened up many new oil and gas fields. Again, this adds to the demand for rigs and wells drilled. This has also made it necessary for Norton to modify its rigs to increase the depth capabilities in order to drill to the depths of these 3-D prospects. These modifications involve taking a rig out of service for a short time and require expenditures for additional or improved equipment.

   Drilling services are provided by several large integrated oil field service companies and by a number of mostly smaller drilling companies. Many firms have left the industry in the past several years or have been acquired by larger drilling companies.

Customers

   Norton's customers are generally energy companies who repeatedly request Norton's services. For the year ended November 30, 1997, Norton contract drilled 285 wells for 44 customers. This compares with 304 wells drilled for 33 customers in the year ended November 30, 1996, and 197 wells drilled for 40 customers in the year ended November 30, 1995.

    Over the past year, two customers accounted for a significant portion of Norton's gross revenues. Those customers were Altura Energy Ltd. and Yates Petroleum Corporation. These companies accounted for approximately 28% of Norton's contract drilling revenues during 1997.

   The Company's customers in the past twelve months have included, in addition to the two mentioned above, McMurry Oil Company, Shell Western Exploration and Production, Inc., Wiser Oil Company and Cross Timbers Operating.

Drilling Equipment

   The following table sets forth information about the drilling rigs currently owned by Norton:
                                                       Depth
                                                       Rating
       Rig No.   Drawworks manufacturer                (feet)
       ------    ----------------------                -------
         1       Wilson 65........................       9,500
         2       Wilson 42........................       7,500
         3       Wilson 75........................      10,500
         4       Wilson 75........................      11,500
         5       Wilson 75........................      10,500
         6       Wilson 75........................      13,000
         7       Wilson 65........................       8,500
         8       Wilson 75........................      13,000
         9       Gardner Denver 1100E.............      22,000
        10       Gardner Denver 700...............      15,000
        11       Wilson 75........................      12,000
        12       Wilson 75........................      12,000
        14       Unit 712E........................      18,000
        15       Gardner Denver 700...............      14,500
        16       Gardner Denver 500...............      12,500
        17       Wilson 75........................      13,000

  In January 1997, rig 1 was reworked and upgraded and became rig 17. Rig 1, as shown above, consists of parts that were not used on the upgrading to rig 17 plus additional parts we already owned and was not operational as of November 30, 1997.

  Rigs 1 and 2 were not operational during fiscal year 1995 and part of 1996. Rig 1 was placed back into service on January 25, 1996 and rig 2 was placed back into service on October 21, 1996 after the necessary capital expenditures were made to make them operational after being idle for several years.

  All of the drilling rigs are pledged as collateral on notes payable of Norton. See Note 6 of Notes to Consolidated Financial Statements included as a part of Item 8 of this report.

  Norton owns 7 trucks with 6 trailers and two forklifts. This equipment is used to transport, rig up and rig down Norton's drilling rigs. Norton also hires third parties on occasion to assist in the moving of the rigs.

  Most repair and overhaul work on Norton's drilling rigs and related equipment is performed at Norton's yard facilities in Levelland, Texas on the drilling rigs located in Texas and New Mexico. Norton usually contracts out this work on the drilling rigs located in the Rocky Mountains area to third parties. Norton believes that its drilling rigs and related equipment are in good operating condition. In addition to repair and maintenance expenses, Norton has historically spent funds for its ongoing program of modifying and upgrading its equipment.

Competition

  Demand for drilling rigs and utilization has improved from previous years. However, the contract drilling industry is highly competitive. No one drilling contractor is dominant. Depressed economic conditions in the oil and gas industry prior to 1996 resulted in the supply of domestic drilling equipment substantially exceeding demand. As a consequence, there was intense competition in securing available drilling contracts, resulting in drilling equipment being idle for long periods of time and generally unfavorable prices for contract drilling.

  In the past, price has generally been the most important factor in securing drilling contracts. As demand for rigs has increased, price has become less of a factor and availability of rigs with crews has become more critical. Norton has experienced crews for all its rigs and so is able to provide experienced personnel with its equipment. During the depressed times in prior years, many workers left the drilling industry for jobs that were more dependable causing a shortage of experienced rig workers, which has led to a shortage of rigs that can be efficiently operated currently.

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

  It is impracticable to estimate the number of contract drilling competitors of Norton, some of which have substantially greater resources and longer operating histories than Norton. In the past two years there has been considerable consolidation in the drilling industry with larger drilling companies acquiring smaller ones. This has resulted in there being several large drilling companies and fewer small ones. At this time this does not appear to be a problem for Norton as it is able to provide its customers with the personal attention they desire, which is sometimes more difficult for the larger companies. Also, in prior years, many drilling companies sought protection from creditors under bankruptcy laws or undertook business combinations with other companies as a result of the downturn in the domestic contract drilling industry. Although these two factors have decreased the total number of competitors, management of Norton believes that competition for drilling contracts will continue to be intense for the foreseeable future.

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

  The contract drilling industry is dependent on demand for services from the oil and gas exploration industry and, accordingly, is affected by changing tax laws and other laws relating to the energy business generally. Norton's business is affected generally by political developments and by federal, state, foreign and local laws and regulations which relate to the oil and gas industry. The adoption of laws and regulations affecting the oil and gas industry for economic, environmental and other policy reasons could increase costs relating to drilling and production, which could have an adverse effect on the Company's operations. State and federal environmental laws and regulations which currently apply to Norton could become more stringent in the future. The Federal Resource Conservation and Recovery Act ("RCRA"), and comparable state statutes govern the disposal of "hazardous wastes." Although RCRA excludes certain classes of exploration and production wastes from regulation, such exemptions by Congress under RCRA may be deleted or modified in the future.

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

  Norton provides worker's compensation insurance for its Texas and New Mexico resident employees through a fully-insured plan which was effective July 1, 1997. This policy has a deductible of $1,000 per occurrence.

  From November 1, 1992 to June 30, 1997, Norton carried worker's compensation insurance for its Texas resident employees, with a deductible of $100,000 per occurrence. Starting November 1, 1993, Norton purchased reinsurance to provide coverage for the $100,000 deductible. The reinsurance policy provided for a deductible of $5,000. From August 1, 1995 to June 30, 1997, the New Mexico resident employees were covered under this same policy.

  Through August 1, 1995, Norton provided workers' compensation insurance for its New Mexico resident employees through a fully-insured plan with USF&G insurance company sponsored by the State of New Mexico. This policy had a deductible of $5,000 per occurance. For the year ended November 30, 1995, Norton Drilling paid out $10,000 under this deductible plan.

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

                    DISCONTINUED OPERATIONS
  MRI Segment

  The MRI Segment, prior to its discontinuation in 1994, rented its MRI machine to a professional corporation, whose shareholders were physicians. The MRI Segment was operational from July, 1986 to March, 1995.

  During this time we entered into a capital lease agreement with General Electric ("GE") for a GE MR Max System at this location. On July 13, 1993, after rental payments to GE had become significantly delinquent, the rental obligation under the lease was restructured according to a settlement between us and GE. In December 1994, we stopped making payments in violation of the settlement agreement. In March 1995, the MRI segment was evicted from its facilities and the equipment held under the lease was abandoned. On December 10, 1996 we executed another settlement agreement with GE whereupon all amounts due and owing to GE under the lease were deemed satisfied and we were released from any further liability.

  NDSI and Lobell had become involved in litigation with the landlord of the office space it leased because of the Segment not paying its rent. The matter was settled in 1994 and the landlord was awarded net arrearage and settlement costs of approximately $118,600. In December 1994, Lobell again ceased making its rent payments and in March 1995 the landlord evicted Lobell from the premises. In March 1995, the landlord placed a lien on all assets of Lobell and confiscated approximately $50,000 of Lobell's assets, primarily cash and accounts receivable, as partial payment for the non-paid rent. The premises were then vacated. We believe that we will be able to negotiate an agreement with the landlord in full settlement for all amounts owed. We believe that these anticipated settlement amounts will not be material to NDSI. If we should successfully settle these amounts with the landlord for less than we have reserved, a possible gain could result. We estimate that the gain could be in the range of $5,000 to $40,000.

  On August 18, 1994, our Board of Directors discontinued the MRI Segment due to its recurring losses. See Note 3 of Notes to Consolidated Financial Statements included as part of Item 8 of this report.

  Nursery Segment

  On February 28, 1991, Sunny's Plants, a wholly-owned subsidiary of ours until July 22, 1996, acquired (i) all of the assets and assumed certain obligations of Interior Plant Supply Partnership, (ii) all of the outstanding shares of Sunshine Botanicals, Inc. (iii) all of the outstanding capital stock of Interior Plant Supply, Inc., and (iv) certain real property located in Florida.

  Prior to its discontinuance in 1995 as discussed below, the Nursery Segment had been involved in the production of foliage plants. They were engaged primarily in planting, growing and preparing plants for distribution and sale in the wholesale and retail market.

  On April 6, 1995, our Board of Directors discontinued the Nursery Segment due to its significant losses which started in the third quarter of 1994 and continued through April 6, 1995. We recorded a charge to operations of $3,000,000 in 1994 for the estimated loss to be incurred in disposing of the Segment. This included the estimated losses incurred from November 30, 1994 through April 6, 1995.

  In August, 1995 the Nursery Segment and NDSI entered into agreements with two of its secured creditors and an unrelated purchaser. According to this agreement the purchaser acquired the collateralized debt of one bank and immediately foreclosed on the debt. The segment surrendered to the purchaser all of the assets collateralizing this indebtedness on September 6, 1995. The purchaser also assumed a $330,000 note payable and agreed to indemnify the segment and NDSI for its liabilities to certain other creditors in an amount not to exceed $404,000. We have received a release from our guarantee of the obligation to the bank as well as our obligation for the $330,000 note payable.

  The agreement with the other secured creditor requires the purchaser to repay the outstanding balance of a mortgage note in the original amount of $2,128,000 which was collateralized by the segment's real property. We will remain liable as guarantor for this indebtedness until the purchaser has fully satisfied this obligation. The unpaid balance of the purchaser's obligation was approximately $1,891,000 at November 30, 1997. See "Industry Segments; Discontinued Operations-Nursery Segment" within this Item and Note 3 of Notes to Consolidated Financial Statements included as a part of Item 8 of this report for additional discussion/disclosure regarding financial statement impact of the discontinuance of the Nursery Segment.

  As a result of this disposition being less favorable than was originally estimated, an additional $2,194,000 was charged to operations during 1995. We believe that the estimate of remaining future costs to be incurred in disposing of this Segment of approximately $65,000 is adequate to provide for future liabilities. If the amount actually paid to settle these liabilities is less than the amount included in the current reserve, then we could record a gain. Our best estimate of the potential gain is between approximately $5,000 and $60,000. See Note 3 of the Notes to Consolidated Financial Statements included as a part of Item 8 of this report.

  On July 22, 1996, we sold the stock of Sunny's Plants, Inc. to another unrelated purchaser.

  There can be no certainty that any or all of the possible gains in the MRI Segment or the Nursery Segment will ever be realized. Their final realization is dependent on a number of factors. These may include, among other things, extinguishment of existing liabilities under Federal bankruptcy laws. While we believe that filing of bankruptcy for the segments or settlement of the liabilities will relieve the segments of their obligations and result in gains, there can be no certainty of such due to potential rights of creditors under applicable state laws and/or the intricacies of meeting the technical requirements of Federal bankruptcy laws. Because of the problems which could arise under either course of action, the outcome is subject to many issues which are outside our control. Therefore, the amount of liabilities that may be extinguished and the possible resulting gain, if any, that would be recognized is uncertain at this time.

  The net liabilities of the discontinued segments are approximately $105,000 at November 30, 1997 and $538,000 at November 30, 1996.

Item 2. Description of Properties

Headquarters and Other Offices

   Our current principal facilities, their primary functions, respective locations and square footage are as follows:

                                                     Square Feet
                                                 -------------------
     Location         Function                    Owned       Leased
   ------------       --------                   -------      ------
   Lubbock, Tx.       Executive office              - -        4,642
   Midland, Tx.       Executive office              - -          220
   Levelland, Tx.     Mechanic/equipment shop    14,000          - -
   Rock Springs, Wy.  Mechanic/equipment shop     2,400          - -
   Rock Springs, Wy.  Land (2 acres)             87,120          - -
   Levelland, Tx.     Land (9 acres)            392,040          - -

   Employees

   Norton had a total of 373 full-time employees (13 as office personnel and 360 as field personnel) as of November 30, 1997. The number of field personnel will fluctuate depending on the demand for Norton's contract drilling services. Norton considers its employee relations to be satisfactory.

Item 3. Legal Proceedings

   On January 6, 1998, a judgment was rendered in favor of Norton against one of its customers for non-payment on account. The judgment awarded Norton approximately $464,000 plus pre-judgment interest of approximately $84,000. Interest on the judgment will continue to accrue at the rate of 18% until paid.

   On November 15, 1995, Colonial Pacific Leasing Corporation ("Colonial") obtained a judgment against Sunny's Plants, Inc. and us, as guarantor, in the amount of $360,230.40 plus attorney's fees, cost and interest. The judgment arose from the breach of an equipment lease by the Nursery Segment. According to a complete settlement and release agreement entered into on August 29, 1997, between us and Colonial, we paid to Colonial $275,000 on that date. Colonial accepted the $275,000 in full and final settlement of the judgment, caused a bill of sale to be made to us for the equipment made subject of the judgment and released and discharged us of all liabilities arising out of the judgment. In connection with the settlement of this judgment, we will be indemnified by the buyer of the assets of the Nursery Segment in the amount of $138,000.

   In February 1995, a default judgment in the amount of $79,999 was obtained in the Local District Court, Huntington, New York, against Lobell and us, as guarantor, by the landlord of the premises which were then occupied by Lobell. The judgment was secured based on the non-payment of monies alleged to be due and owing under a stipulation executed by the parties on November 1, 1994. Following such judgment, the landlord evicted Lobell and obtained a judgment on February 15, 1995 for the non-payment of rent in the amount of $33,408.

   In September, 1995, the Nursery Segment surrendered to their senior lender real and personal property which constituted substantially all of the property of that segment and ceased to conduct all business operations.

   We are from time to time subject to routine litigation incidental to our business. Other than as set forth above, as of November 30, 1997, there were no pending material proceedings to which we or our management was a party. See Note 14 of Notes to Consolidated Financial Statements included as a part of Item 8 of this report.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on September 25, 1997. The following table sets forth a summary of how the 23,359,714 shares voted at the annual meeting on the various proposals voted upon and adopted at the annual meeting. For the election of directors, the following individuals were elected as directors to serve until the next annual meeting of stockholders and until their successors were duly elected and qualified.

            Matters Voted Upon                      For          Withheld
            ------------------                   ----------      --------
    1. To elect directors.
            Larry Adkins                         20,059,771        11,640
            Carl Beach                           20,059,771        11,640
            Kevin Lewis                          20,059,771        11,640
            S. Howard Norton, III                19,102,771       968,640
            John W. Norton                       19,104,771       966,640
            Sherman H. Norton, Jr.               19,432,771       638,640


                                                 For         Against    Abstain
                                              ----------     -------    -------
    2.To approve a proposed amendment
      to our Certificate of Incorporation to
      change the name of our company from DSI
      Industries, Inc. to Norton Drilling
      Services, Inc.                          19,981,911      49,750     89,750

    3.To adopt the DSI Industries,
      Inc. 1997 Stock Option Plan.            18,211,764   1,667,897    241,750

    4.To ratify the selection of
      Robinson Burdette Martin and Cowan, L.L.P.
      as independent auditors of the Company
      for the fiscal year commencing December
      1, 1996.                                20,023,211      27,000     71,200

    ---------------------------------------------------------------------------

                CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    We are including the following cautionary statement to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of NDSI. The factors identified in this cautionary statement are important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, NDSI. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that, while we believe such assumptions or bases to be reasonable and make them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we express an expectation or belief as to the future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result, or be achieved or accomplished. Taking into account the foregoing, the following are identified as important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, NDSI:

    VOLATILITY OF OIL AND NATURAL GAS PRICES. Norton's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and natural gas. In recent years, oil and natural gas prices and, therefore, the level of drilling, exploration and development, have been extremely volatile. Prices are affected by market supply and demand factors as well as actions of state and local agencies, the U.S. and foreign governments and international cartels. All of these factors are beyond our control. Any significant or extended decline in oil and/or natural gas prices will have a material adverse effect on our financial condition and operations and could impair access to sources of capital.

    MARKET CONDITIONS FOR CONTRACT DRILLING SERVICES. The contract drilling business has experienced increased demand for drilling services due to higher oil and gas prices. However, the market for onshore contract drilling services has generally been depressed since mid-1982, when crude oil and natural gas prices began to weaken. A particularly sharp decline in demand for contract drilling services occurred in 1986 because of the world-wide collapse in oil prices (to approximately $10.00 per Bbl in April 1986 in the U.S.). Since this time and except during the occasional upturns, there have been substantially more drilling rigs available than necessary to meet demand in most operating and geographic segments of the domestic drilling industry. As a result, drilling contractors have had difficulty sustaining profit margins. In addition to the adverse effects that future declines in demand could have on us, ongoing movement or reactivation of onshore drilling rigs or new construction of drilling rigs could adversely affect rig utilization rates and pricing even in an environment of higher oil and natural gas prices and increased drilling activity. We cannot predict either the future level of demand for contract drilling services or future conditions in the contract drilling industry.

    SHORTAGE OF DRILL PIPE IN THE CONTRACT DRILLING INDUSTRY. There is a growing shortage of drill pipe in the contract drilling industry in the U.S. This shortage has caused the price of drill pipe to increase significantly and has required orders for new drill pipe to be placed significantly in advance of expected use. The price increase and the delay in delivery has caused Norton to substantially increase capital expenditures over the past two years with respect to new drill pipe purchases. In the event the shortage continues we may be unable to obtain the drill pipe required for our contract drilling operations.

    LABOR SHORTAGES. Increases in domestic drilling demand since mid 1995 and recent increases in contract drilling activity have resulted in a shortage of qualified drilling rig personnel in the industry. If Norton is unable to attract and retain sufficient qualified personnel, its ability to market and operate its drilling rigs will be restricted. Further, labor shortages result in wage increases, which could reduce Norton's operating margins.

    COMPETITION. Norton encounters intense competition in its operations from other drilling contractors. The competitive environment for contract drilling services involves such factors as drilling rates, availability and condition of drilling rigs and equipment, reputation and customer relations. Many of Norton's competitors have substantially greater financial and other resources than Norton.

    OPERATING HAZARDS AND UNINSURED RISKS. Contract drilling activities are subject to a number of risks and hazards which could cause serious injury or death to persons, suspension of drilling operations and serious damage to equipment or property of others and, in addition to the environmental damage, could cause substantial damage to producing formations and surrounding areas. Damages to the environment could result from the Norton's operations, particularly through oil spills, gas leaks, discharges of toxic gases or extensive uncontrolled fires. In addition, Norton could become subject to liability for reservoir damages. The occurrence of a significant event, including pollution or environmental damage, could materially affect Norton's operations and financial condition. Although Norton believes that it is adequately insured against normal and foreseeable risks in its operations in accordance with industry standards, such insurance may not be adequate to protect Norton against liability from all consequences of well disasters, extensive fire damage or damage to the environment. No assurance can be given that Norton will be able to maintain adequate insurance in the future at rates it considers reasonable or that any particular types of coverage will be available. Furthermore, a portion of Norton's contract drilling is done on a turnkey basis, which involves substantial economic risks.

    ENVIRONMENTAL AND OTHER GOVERNMENTAL REGULATION MATTERS. Norton's operations are subject to numerous domestic laws and regulations that relate directly or indirectly to the drilling of oil and natural gas wells, including laws and regulations controlling the discharge of materials into the environment, requiring removal and cleanup under certain circumstances otherwise relating to the protection of the environment. Laws and regulations protecting the environment have generally become more stringent in recent years and may in certain circumstances impose strict liability, rendering Norton liable for environmental damage without regard to negligence or fault on their part. To date, Norton has not been required to expend significant resources in order to comply with applicable environmental laws and regulations nor has it incurred any fines or penalties for noncompliance. However, compliance costs under existing legal requirements and under any new requirements could become material, and Norton could incur liability in the future for noncompliance. Additional matters subject to governmental regulation include discharge permits for drilling operations and performance bonds concerning operations.

PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

    NDSI's common stock, $.01 par value per share, is traded on the NASDAQ National Market under the symbol "NORT". The table below sets forth the high and low selling prices for our common stock for the periods indicated on the NASDAQ National Market.

Fiscal 1996                                         High        Low
-----------                                         ----       ----
First quarter                                       $.09       $.03
Second quarter                                       .47        .06
Third quarter                                        .30        .13
Fourth quarter                                       .75        .13

Fiscal 1997
-----------
First quarter                                       $.75       $.39
Second quarter                                       .63        .42
Third quarter                                       1.56        .63
Fourth quarter                                      4.94       1.27


   On February 13, 1998 the number of holders of record of our common stock was approximately 283.

                        DIVIDEND POLICY

   We have not paid dividends on our common stock in the past and do not expect to pay any dividends on it in the foreseeable future. Instead we intend to retain the earnings to support the operations and anticipated growth of our business. Any future cash dividends would depend on future earnings, capital requirements, our financial condition and other factors deemed relevant by the Board of Directors. In addition, the terms of existing bank indebtedness of our operating subsidiary prohibits payment of dividends to us without prior written consent of their lenders. See Note 6 of Notes to Consolidated Financial Statements included as a part of Item 8 of this report for discussion regarding certain restrictive covenants included in our debt agreements.

   The following subparagraph sets forth information concerning equity securities issued by us during 1997 but not registered under the Securities Act of 1933, as amended (the "Act"):

   (a) On February 23, 1997, 396,071 shares of our common stock were issued to certain employees of Norton in partial satisfaction of amounts due them on employment contracts. We believe that the issuance of the shares was exempt form the registration requirements of Section 5 of the Act by virtue of Section 4(2), as a transaction not involving a public offering. More specifically, we believe the officers were able to fend for themselves with access to information upon which an investment decision can be made.

   Item 6. Selected Financial Data

   The operations of the MRI Segment were discontinued in August 1995 and the operations of the Nursery Segment in April 1995. The financial information below is shown as restated in the prior years for the discontinuance of those operations. This financial data should be read with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Consolidated Financial Statements" and the related notes, included as Items 7 and 8, relating to this report.

                                            Years ended November 30,
                                    ----------------------------------------
                                       1997           1996           1995
                                    -----------    -----------    -----------
Continuing operations:
   Operating revenue                $35,840,945    $26,731,874    $20,645,757
                                    ===========    ===========    ===========
   Operating costs and expenses      31,919,575     26,169,591     21,244,818
                                    ===========    ===========    ===========
   Income (loss) from continuing
    operations                        2,208,858        537,895    (   868,319)
   Income (loss) from discontinued
    operations                          253,074      2,893,047    ( 1,526,060)
   Extraordinary gain, net of tax           - -            - -            - -
                                    -----------    -----------    -----------
Net income (loss)                   $ 2,461,932    $ 3,430,942    $(2,394,379)
                                    ===========    ===========    ===========
Earnings (loss) per common share:
   Primary:
    Income (loss) from continuing
     operations,                           $.10           $.02          $(.04)
    Income (loss) from discontinued,
     operations                             .01            .12           (.07)
    Extraordinary gain                      - -            - -            - -
                                           ----           ----          -----
   Net income (loss)                       $.11           $.14          $(.11)
                                           ====           ====          =====
   Fully diluted:
    Income (loss) from continuing
     operations                            $.09          $ .02          $(.04)
    Income (loss) from discontinued
     operations                             .01            .12           (.07)
    Extraordinary gain                      - -            - -            - -
                                           ----          -----          -----
   Net income (loss)                       $.10          $ .14          $(.11)
                                           ====          =====          =====
Total assets                        $19,763,085    $16,472,973    $13,004,461
                                    ===========    ===========    ===========
Notes payable, net of current
   maturities                       $ 2,633,802    $ 3,362,755    $   763,738
                                    ===========    ===========    ===========
Stockholders' equity                $ 7,801,629    $ 4,656,988    $ 1,312,694
                                    ===========    ===========    ===========

                                         Years ended November 30,
                                        --------------------------
                                            1994          1993
                                        -----------    -----------
Continuing operations:
   Operating revenue                    $21,121,885    $21,563,415
                                        ===========    ===========
   Operating costs and expenses          20,928,871     21,320,169
                                        ===========    ===========
   Income (loss) from continuing
    operations                          (   178,508)   (     5,397)
   Income (loss) from discontinued
    operations                          ( 6,320,829)       167,976
   Extraordinary gain, net of tax               - -        985,098
                                        -----------    -----------
Net income (loss)                       $(6,499,337)   $ 1,147,677
                                        ===========    ===========
Earnings (loss) per common share:
   Primary:
    Income (loss) from continuing
     operations                             $(.01)          $- -
    Income (loss) from discontinued
     operations                              (.28)           .01
    Extraordinary gain                        - -            .04
                                            -----           ----
   Net income (loss)                        $(.29)          $.05
                                            =====           ====
   Fully diluted:
    Income (loss) from continuing
     operations                             $(.01)          $- -
    Income (loss) from discontinued
     operations                              (.28)           .01
    Extraordinary gain                         - -           .04
                                            -----           ----
   Net income (loss)                        $(.29)          $.05
                                            =====           ====
Total assets                             $13,007,196    $26,692,953
                                         ===========    ===========
Notes payable, net of current
   maturities                            $ 1,587,248    $ 5,962,426
                                         ===========    ===========
Stockholders' equity                     $ 3,571,686    $ 9,887,052
                                         ===========    ===========

Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations

   This Item 7 contains forward-looking statements which are made pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to liquidity, financing of operations, continued volatility of oil and gas prices, estimates of, and budgets for, capital expenditures in the Drilling Segment, source and sufficiency of funds required for operations, impact of inflation on our financial position and impact of Statement of Financial Accounting Standards No. 128 on our earnings per share, and other such items. The words "believes", "estimates", "expects" or "anticipates" and similar expressions identify forward-looking statements. We do not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with our disclosures under the heading:
"Cautionary Statement for Purposes of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 on page 16.

Liquidity and Capital Resources

   As of November 30, 1997, we had a working capital deficiency of approximately $511,000 and cash and cash equivalents of approximately $277,000. This compares to a working capital deficiency of approximately $2,030,000 and cash and cash equivalents of approximately $774,000 at November 30, 1996.

   For the year ended November 30, 1997, our operations provided approximately $2,435,000 in cash flows and our financing activities provided approximately $387,000. The provision of funds is largely attributable to our increased net income for the year and somewhat by additional borrowings in the Drilling Segment. For the year ended November 30, 1996, our operations provided approximately $896,000 in cash flows and our financing activities provided approximately $952,000. The provision of funds was largely attributable to our net income for the year as well as additional borrowings from the Drilling Segment's lenders. See "Part I. Item 1. Description of Business-Industry Segments; Discontinued Operations-MRI Segment and Nursery Segment" of this report and Note 3 of Notes to Consolidated Financial Statements included as part of Item 8 of this report.

   Significant expenditures which we incurred primarily consisted of the Drilling Segment's continual acquisition of replacement drilling equipment, such as drill collars, drill pipe, engines and transportation equipment to adequately maintain the operating status of the drilling fleet. These expenditures were approximately $3,757,000 for the year ended November 30, 1997, $1,878,000 for the year ended November 30, 1996 and $1,012,000 for the year ended November 30, 1995. The Drilling Segment anticipates capital expenditures of approximately $2,750,000 for fiscal 1998 to be funded from existing bank credit lines and cash flow from operations. See Note 6 of Notes to Consolidated Financial Statements included as a part of Item 8 of this report. Due to numerous uncertainties regarding the availability, price and delivery of certain drilling equipment, Norton's anticipated level of capital expenditures may fluctuate commensurate with the volatility of the industry.

   We believe that cash flows from operations and borrowings should be sufficient to fund continuing operations and adequately service our debt for the next twelve months. The risks associated with the oil and gas industry, such as the volatility of oil and gas prices, could adversely affect our operations. See Notes 1 and 3 of Notes to Consolidated Financial Statements included as part of Item 8 of this report.

Results of Continuing Operations

   Comparison of the years ended November 30, 1997 and 1996

   For the year ended November 30, 1997 contract drilling revenues were approximately $35,833,000 as compared to $26,677,000 for the year ended November 30, 1996, an increase of $9,156,000 or 34.3%. Average rig utilization was 92.4% in 1997 compared to 82.1% in 1996. The increase in drilling revenues was due to an increase in rig utilization and an increase in rates charged for the use of these drilling rigs.

   Direct job and rig costs for 1997 were approximately $28,504,000 or 79.5% of contract drilling revenues as compared to approximately $23,496,000 or 88.1% of contract drilling revenues in 1996. The increase in costs was primarily attributable to the increase in the number of rigs which Norton was operating. Direct rig and jobs costs decreased as a percentage of revenues because the rates Norton charged for the use of its drilling rigs increased more than its costs associated with those rigs.

   General and administrative expenses for the drilling segment were approximately $1,159,000 in 1997 as compared to approximately $1,243,000 in 1996. Included in general and administrative expenses for 1997 was a decrease in the allowance for doubtful accounts receivable in the approximate amount of $59,000. Conversely, in 1996 there was an increase in the allowance for doubtful accounts receivable of approximately $187,000.

   Interest expense was approximately $561,000 in 1997 compared to approximately $394,000 in 1996 representing an increase of $167,000. The increase was due to an increase in the amount of debt outstanding during the year.

   In 1997 income before income taxes and discontinued operations was approximately $3,698,000 as compared to income before income taxes and discontinued operations of approximately $538,000 in 1996. This increase in income was due to the increase in rig revenues, a higher gross profit margin and an increase in rig utilization.

   Comparison of the years ended November 30, 1996 and 1995

   For the year ended November 30, 1996 contract drilling revenues were approximately $26,677,000 as compared to $20,613,000 for the year ended November 30, 1995, an increase of $6,064,000 or 29.4%. Average rig utilization was 82.1% in 1996 compared to 68.6% in 1995. The increase in drilling revenues was due to an increase in rig utilization in fiscal 1996. In fiscal 1996, 304 wells were drilled compared to 197 in fiscal 1995.

   Direct job and rig costs for 1996 were approximately $23,496,000 or 88.1% of contract drilling revenues as compared to $18,860,000 or 91.5% of contract drilling revenues in 1995. The increase in costs was attributable to the increased rig utilization. The decrease in direct job and rig costs as a percentage of contract drilling revenues is due to a reduction in the costs associated with wells drilled on a turnkey basis. Fewer wells were drilled on a turnkey contract basis for large dollar amounts in fiscal 1996. This in turn resulted in fewer direct job and rig costs, as wells drilled on a turnkey basis usually incur large amounts of costs. As revenues increased, but direct job and rig costs decreased, this led to a reduction in the percentage of direct job and rig costs to contract drilling revenues.

   General and administrative expenses for the contract drilling segment were approximately $1,243,000 in 1996 as compared to $978,000 in 1995. General and administrative expenses increased due to the hiring of three additional office personnel and an increase in the allowance for doubtful accounts receivable in the approximate amount of $187,000.

   Interest expense was approximately $394,000 in 1996 compared to $399,000 in 1995, a decrease of $5,000. The current year decrease is attributable to a decrease in the interest rate paid by the Drilling Segment to its primary creditor.

   In 1996 income before income taxes and discontinued operations was $538,000 as compared to a loss of approximately $868,000 in 1995. This increase was due to increased rig revenues, a decrease in direct job and rig costs as a percent of gross revenues and an increase in rig utilization.

Income Taxes

   For the year ended November 30, 1995, we recorded no income tax expense due to the fact that no taxable income was generated in that year. For the year ended November 30, 1996, no income tax expense was recorded due to the utilization of net operating loss ("NOL") carryforwards which had been generated in prior years. At November 30, 1996, we had approximately $2,216,000 of remaining NOL carryforwards which could be applied to future tax years. During the year ended November 30, 1997, all of these remaining NOL's were utilized and charges to operations of approximately $1,283,000 for federal income taxes and approximately $206,000 for state income taxes were recorded. See Note 9 of Notes to Consolidated Financial Statements included as part of Item 8 of this report.

Volatility of Oil and Gas Prices

   The Drilling Segment's revenue and profitability are substantially dependent upon prevailing prices for oil and gas. Historically, oil and gas prices have been extremely volatile. Prices are affected by market supply and demand factors as well as actions of state and local agencies, the United States and foreign governments and international cartels. All of these are beyond the control of the Drilling Segment. Any significant or extended decline in oil and/or gas prices could have a material adverse effect on NDSI's financial condition and results of operations.

Impact of Inflation

   While subject to inflation, our business was not impacted by inflation during the past three fiscal years in any material respect. We do no believe that inflation will have a material impact on our business in the near future.

Year 2000

   Many existing computer programs use two digits to identify a year in the date field. These programs were designed and developed without considering the upcoming change in century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000.

   We have conducted a comprehensive review of our computer systems to identify the systems which could be affected by the Year 2000 issue, and are developing an implementation plan to resolve the issue.

   Based on our review of our computer systems, we do not believe that the cost of remediation will be material to our financial position and results of operations.

Results of Discontinued Operations

   MRI Segment

    During fiscal 1994, our Board of Directors chose to discontinue the MRI Segment due to its recurring losses. In fiscal 1995, all of the assets of this segment were garnished, confiscated or abandoned.

    The results of operations of this segment was income of $25,000 before income taxes for the year ended November 30, 1997 as compared to income before income taxes of approximately $396,000 for the year ended November 30, 1996. The decrease in the segment's results of operations was attributable to our revision of the initial estimate made in 1994 to reserve for the ultimate loss to be incurred in the disposal of the segment. This revision resulted in a credit to operations of approximately $25,000 for the year ended November 30, 1997 and $396,000 for the year ended November 30, 1996.

   In fiscal 1996, the results of operations of the MRI Segment was income of approximately $396,000 as compared to income of approximately $668,000 (approximately four months of operations) in fiscal 1995. The change in the segment's results of operations is attributable to management's revision of its initial estimate made in 1994 to reserve for the ultimate loss to be incurred in the disposal of the segment. This revision resulted in a credit to operations of approximately $396,000 for the year ended November 30, 1996 and $668,000 for the year ended November 30, 1995. See also PART 1,
Item 1-Description of Business; "Industry Segments-Discontinued Operations" for additional discussion.

   Nursery Segment

   As of November 30, 1994, our Board of Directors chose to discontinue the Nursery Segment due to its recurring losses. In fiscal 1995, all of the assets of this segment were seized through foreclosure of the segment's indebtedness.

    The results of operations of this segment in fiscal 1997 was income before income taxes of approximately $228,000 compared to income before income taxes of approximately $2,497,000 in 1996. The decrease in the segment's results of operations for the year ended November 30, 1997 compared to 1996 is attributable to two events. First, in July 1996 the Nursery Segment was sold. This sale relieved the segment of liabilities to its unsecured creditors. Second, a transaction occurred in which we were indemnified for certain liabilities of the Nursery segment and in which a third party paid a secured creditor of all amounts due on another liability.

   The results of operations of this segment in fiscal 1996 was income of approximately $2,497,000. This compares to a loss of approximately $2,194,000 in fiscal 1995 (approximately eight and one-half months of operations). The increase in the segment's results of operations was attributable to the same two events mentioned in the preceding paragraph.

Recent Accounting Standards

   In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" effective for periods ending after December 15, 1997. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). Some of the changes made to current EPS standards include: (1) eliminating the presentation of Primary EPS and replacing it with Basic EPS, with the primary difference being that common stock equivalents are not considered in computing Basic EPS, (2) eliminating the modified treasury stock method and the three percent materiality provisions, and (3) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 requires dual presentation of Basic and Diluted EPS on the face of the income statement, as well as a reconciliation of the numerator and denominator used in the two computations of EPS. Basic EPS is defined as net income from continuing operations divided by the weighted average number of common shares outstanding without the consideration of common stock equivalents which may be dilutive to EPS. SFAS No. 128 will be adopted by us during the quarter ending February 28, 1998 in our 1998 fiscal year.

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure". SFAS No. 129 establishes certain standards for disclosing information about an entity's capital structure. SFAS No. 129 will be adopted by us during our fiscal year ending November 30, 1998. We do not anticipate a change in our disclosures as a result of the adoption of SFAS No. 129.

     The FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and the presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (1) classify items of other comprehensive income by their nature in a financial statement (2) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and will be adopted by us during the quarter ending February 28, 1999 in our 1999 fiscal year.

     The FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 establishes revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and will be adopted by us during the quarter ending February 28, 1999 in our 1999 fiscal year.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                             PART III

Item 10.  Directors and Executive Officers of the Registrant

     Our Board of Directors consists of six members, each of which hold office until the next Annual Meeting of Stockholders and until the election and qualification of their respective successors. Each of the persons listed below is presently a director of NDSI and was elected to such office at the last Annual Meeting of Stockholders.

     The following biographical information is provided with respect to each director:

John W. Norton, age 37, has been a Director of NDSI since October 1991. Mr. Norton was appointed as Vice-President in charge of operations in November 1997. Mr. Norton has been a drilling engineer for Norton Drilling Company and its predecessor corporation since 1987. From 1986 to 1987, John W. Norton was self-employed as a drilling engineer consultant. John W. Norton received his Bachelor of Science degree in Petroleum Engineering from Texas A&M University.

Sherman H. Norton, Jr., age 67, has been a Director of NDSI since October 1991 and Chairman of the Board of NDSI since August 1993. He was Chief Executive Officer and President of NDSI from May 1995 to November 1997. He has also been President of Norton Drilling Company and its predecessor corporation since 1976. Sherman H. Norton, Jr. received his Bachelor of Science degree in Petroleum Engineering from the University of Oklahoma.

S. Howard Norton, III, age 40, has been a Director of NDSI since October 1991. Mr. Norton was appointed President and Chief Executive Officer of NDSI in November 1997. Mr. Norton has been a sales representative with Norton Drilling Company since 1982. S. Howard Norton, III received his Bachelor of Business Administration degree from Texas A&M University.

H. Larry Adkins, age 50, has been a Director of NDSI since June 1996. Mr. Adkins is a senior vice president and Chief Operating Officer with Marine Drilling Companies, Inc., a position he has held since 1997. Prior to that Mr. Adkins was senior vice president and operations manager with Marine Drilling Companies, Inc.. Mr. Adkins received his Bachelor of Science degree in
Broad Field Sciences from Texas Tech University.

Carl C. Beach, age 45, has been a Director of NDSI since April 1997. Mr. Beach worked as a landman and served as Vice President and Chief Executive Officer for Beach Exploration, Inc. from 1974 to 1989. In 1989, Mr. Beach formed his own oil and gas exploration company in Corpus Christi, Texas. In 1993 his company was merged with an electric utility for which Mr. Beach then served as President. Mr. Beach currently works for Southstar

Corporation, a corporation which he formed. Mr. Beach has served as President of the Permian Basin Landman's Association and Chairman of the American Association of Professional Landman's (AAPL)Issue Management Council. Mr. Beach graduated from West Texas State University in 1974.

Kevin E. Lewis, age 32, has been a Director of NDSI since April 1997. Mr. Lewis has served as Chairman of the Board of Furr's/Bishop's, Inc. since 1993 and served as President and Chief Executive Officer of Furr's/Bishop's, Inc. from 1994 to 1996. Prior to serving as Chairman of the Board of Furr's/Bishop's, Inc., Mr. Lewis was a Managing Director in the New York office of Houlihan, Lokey, Howard and Zukin, Inc., a specialty investment banking firm. Mr. Lewis was a director of The LVI Group, Inc. from 1991 to 1993 and has been a director of Robertson-Ceco Corporation since 1993.

     In addition to the persons listed above, the only other executive officer of NDSI is David W. Ridley. Mr. Ridley, age 41, became our Chief Financial Officer, Vice President and Treasurer on October 16, 1993 and performs similar duties for our subsidiaries, Norton Drilling Company and Lobell Corporation.

     Under the securities laws of the United States, our directors, executive officers, and any persons holding more than ten percent of our common stock are required to report their initial ownership of our common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and we are required to disclose any failure to file by these dates.


     The failures to file for the last fiscal year are detailed as follows:

                                Reporting       Due     Date
   Reporting Person     Form     Period         Date    Filed
   ----------------    ------   ------------- -------- --------
   Kevin E. Lewis      Form 3   April 1997    05-10-97 05-13-97
   Larry Adkins        Form 4   February 1997 03-10-97 03-11-97
   Brian McDonald      Form 4   February 1997 03-10-97 03-11-97
   Brian McDonald      Form 4   July 1997     08-10-97 09-15-97
   Brian McDonald      Form 4   August 1997   09-10-97 09-15-97
   Harvey Bayard       Form 4   April 1997    05-10-97 05-11-97
   Kenneth Levy        Form 4   July 1997     08-10-97 09-10-97
   Kenneth Levy        Form 4   February 1997 03-10-97 05-12-97
   David W. Ridley     Form 4   July 1997     08-10-97 09-08-97

   In making these disclosures, we have relied solely on written representations of our directors and executive officers and copies of the reports that they have filed with the Commission.

Item 11.  Executive Compensation

   The following table sets forth information regarding all compensation which we paid to our executive officers whose compensation exceeded $100,000.

Highly Compensated Executive Officers
                                                                   Long-Term
                                                                 Compensation
                                                                    Awards
Name of Executive and                                            --------------
Principal Positions                Year       Salary    Bonus    Stock Warrants
-------------------                ----      --------   -----    --------------
Sherman H. Norton, Jr.,
 Chairman of the Board of
 NDSI and Past President           1997      $141,250  $   - -       689,024
 of Norton Drilling                1996       104,500      - -           - -
 Company                           1995        90,958   12,500           - -

S. Howard Norton, III,
 President, CEO and Secre-
 tary of NDSI and a Director       1997       104,500      - -           - -
   of NDSI                         1996       104,500      - -           - -

John W. Norton, Vice-President
   and Assistant Secretary of
   NDSI and a Director of          1997       104,500      - -           - -
  NDSI                             1996       104,500      - -           - -

Warrant grants in 1997
                                      Individual Grants
                        --------------------------------------------
                         Number of  % of Total
                        Securities   Options/                          Grant
                        Underlying   Warrants    Exercise               Date
                         Warrants     Granted     Price    Expiration  Present
       Name              Granted   to Employees  per Share    Date    Value (1)
---------------------   ---------- ------------  --------- ---------- ---------
Sherman H. Norton, Jr.
   Chairman of the Board
   of NDSI and past        640,000     92.9%       $0.500    02/23/04  $309,891
   President of Norton      17,024      2.5%        0.780    02/23/04     7,888
   Drilling Company         32,000      4.6%        0.625    04/01/02    12,861


(1) Options were valued on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
            Expected Dividend Yield   -  0.00%
            Risk Free Interest Rate   -  6.26%
            Expected Lives            -  6.91 years
            Expected Volatility       - 99.99%

   No options were exercised during 1997 by any of the executive officers named in the Summary Compensation Table above.

Director Compensation for Last Fiscal Year

                                Annual retainer Consulting fees/
    Name                             fees          other fees
--------------------            --------------- ----------------
   Harvey Bayard                    $ 7,000            - -
   Kenneth Levy                     $ 7,000            - -
   Brian J. McDonald                $ 7,000            - -
   Larry Adkins                     $ 4,000            - -
   Carl C. Beach                    $ 2,000            - -
   Kevin E. Lewis                   $ 2,000            - -

   Harvey Bayard, Kenneth Levy and Brian J. McDonald resigned from our Board of Directors effective April 23, 1997.

Employment Arrangements

    On October 1, 1991, NDSI, through its subsidiary, Norton Drilling Company, entered into five-year employment contracts with each of Sherman H. Norton, Jr., S. Howard Norton, III, John William Norton and Johnie P. Rose. The contracts set a base salary for each person. In addition, the four employees could allocate among themselves a total of $50,000 in additional compensation each year over the total compensation paid to such employees as a group during the prior year. According to these employment agreements, the employees agreed not to compete with Norton Drilling Company for a five-year period.

   On December 1, 1995, NDSI, through its subsidiary, Norton Drilling Company, entered into new five-year employment contracts with the four individuals mentioned above. The new contracts replaced the above-mentioned agreements. The new contracts provide for annual salaries of $104,500 to each of these employees. The provisions of the new contracts are the same as the prior contracts except for the amount of salary and provision for annual bonuses

   On March 1, 1997, NDSI, through its subsidiary, Norton Drilling Company, entered into a new five-year employment contract with Sherman H. Norton, Jr, which replaced the above-mentioned agreement for him. The new contract provides for an annual salary of $153,500. The provisions of this new contract are the same as the prior contract for Mr. Norton except for the amount of salary.

   On December 1, 1995, Norton entered into a three-year employment agreement with one of it's employees which provides for a salary of $78,000 per year.

Stock Options

   No stock options were granted to, or exercised by Sherman H. Norton, Jr.,
S. Howard Norton III, or John W. Norton during the fiscal year ended November 30, 1996 or 1997.

   On February 23, 1997 the Board of Directors issued options to purchase 130,000 shares of our common stock to four of our directors in accordance with our 1989 Stock Option Plan at an exercise price of $0.56 per share.

   On February 23, 1997, our Board also issued two warrants to a director/former officer of ours as consideration for the individual personally guaranteeing certain obligations of Norton. The first warrant was issued for guarantees related to obligations entered into through August 1996 and allows this individual to purchase 640,000 shares of common stock at an exercise price of $0.50 per share. The second warrant was issued for guarantees related to obligations entered into in January 1997 and allows this individual to purchase 17,024 shares of common stock at $0.78 per share. A third warrant was issued on April 1, 1997 for guarantees related to obligations entered into on April 1, 1997 and allows this individual to purchase 32,000 shares of common stock at $0.625 per share.

   On May 21, 1997, our Board of Directors issued options to purchase 20,000 shares of our common stock to two directors in accordance with our 1989 Stock Option Plan at an exercise price of $0.63 per share.

   During the year ended November 30, 1997, options for 416,000 shares of our common stock were exercised. The options were part of those issued under our 1989 Stock Option Plan. The option prices ranged from $0.125 to $0.56 per share. As part of our 1989 Stock Option Plan, the person who holds the option can pay the option price by giving us back common stock which has a fair market value on the date of exercise equal to the option price. During fiscal year 1997, we had 122,357 shares returned to us as payment for the 416,000 options that were exercised. See Note 12 of Notes to Consolidated Financial Statements included as part of Item 8 of this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth information, as of January 31, 1998, with respect to those persons or groups known to us who beneficially own more than 5% of our common stock, for all of our directors, for David W. Ridley who is an executive officer of NDSI, and for all directors and officers as a group.

                                  Amount and Nature of         Percent
Name of Beneficial Owner         Beneficial Ownership(1)       of Class(6)
------------------------         -----------------------       -----------
  Sherman H. Norton, Jr.                  2,763,359              10.7%
    5211 Brownfield Highway, Suite 230
    Lubbock, Texas 79407-3501

  S. Howard Norton, III . . . . . . . . . 1,025,696(2)            3.9

  John W. Norton. . . . . . . . . . . .   1,043,096(2)            4.0

  David W. Ridley. . . . . . . . . . . . . . 35,490(3)             *

  Carl C. Beach . . . . . . .  . . . . . . . 10,000(4)             *

  Kevin E. Lewis . . . . . . . . . . . . . . 10,000(4)             *

  Hugh L. Adkins . . . . . . . . . . . . . . 10,000                *

  All directors and executive officers
   as a group (7 persons). . . . . . . . .4,897,641(5)           18.6

*   Less than 1%.

(1) All information is as of January 31, 1998 and was determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 based upon information furnished by the persons listed or contained in filings made by them with the Securities and Exchange Commission or otherwise known to us. Unless otherwise indicated, beneficial ownership disclosed consists of sole voting and dispositive power. Sherman H. Norton, Jr. is the father of S. Howard Norton and John W. Norton, who are all directors of NDSI.

(2) Includes warrants to purchase 229,074 of common stock for S. Howard Norton, III and 229,075 shares of common stock John W. Norton at exercise prices ranging from $0.50 to $0.78125 per share which expire at various times from April 1, 2002 to February 24, 2004.

(3) Includes 4,000 shares of Common Stock owned by Mr. Ridley's wife and 6,000 shares of Common Stock owned by Mr. Ridley's daughter. Mr. Ridley disclaims all beneficial ownership of these shares.

(4) Includes an option to purchase 10,000 shares of common stock at $0.63 per share which expires March 31, 2007.

(5) Includes the securities described above listed in footnotes (2) thru (4) above.

(6) Shares of Common Stock subject to option currently exercisable, or exercisable within sixty days, are deemed outstanding for computing the percentage of ownership of the person holding the options, but not deemed outstanding for computing the percentage of ownership of any other person.

Item 13. Certain Relationships and Related Transactions

     On May 19, 1993 a former officer of Norton advanced $90,000 and a director/former officer of ours advanced $410,000 to Norton in the form of unsecured demand notes. These notes bore interest equal to Norton's primary lending institution's prime rate. The notes were convertible into our common stock at $0.44 per share for a total 1,136,363 shares. The Conversion Price was determined by our Board of Directors at its meeting on May 19, 1993, at a premium over the average of the bid and ask price of the shares of common stock at the close of business on May 18, 1993. On November 13, 1997 these two individuals exercised their option to convert the notes into our stock. See Notes 6 and 12 of Notes to Consolidated Financial Statements included as a part of Item 8 of this report.

    Two of our directors, a corporation owned by one of our directors, and a former officer of Norton have ownership interests in an entity from which Norton purchased drilling rig machinery at a cost of $168,155 in 1997.

    In the year ended November 30, 1995, the three individuals and the corporation mentioned above, along with the Drilling Segment, participated in a joint venture in three wells. The joint venture contracted with Norton to drill, equip, and operate the three wells and incurred costs of approximately $58,000 in the year ending November 30, 1997, $83,000 in the year ending November 30, 1996 and $716,000 in the year ending November 30, 1995.

    In April, 1996, Norton sold substantially all of its interest in the joint venture to a corporation in which the two directors of NDSI, the corporation owned by a director of NDSI and the former officer of Norton, are stockholders. The sales price of the interest sold was $200,000 and Norton realized a gain on the sale of the interest of approximately $117,000. The corporation's pro rata share of the costs from the date of sale to November 30, 1997 were approximately $30,000 of which approximately $740 was outstanding at November 30, 1997.

    Each joint venture participant was liable for their pro rata share of the costs incurred. Norton's share was approximately $1,000 in the year ending November 30, 1997, $17,000 in the year ending November 30, 1996 and $200,000 for the year ending November 30, 1995. The aggregate costs to the five related parties mentioned above was approximately $24,000 for the year ending November 30, 1997, $19,000 for the year ending November 30, 1996 and $79,000 for the year ending November 30, 1995. The amounts due from related parties at November 30, 1997 and 1996 were approximately $1,000 both years.

    On October 3, 1995, we issued 1,083,096 shares of our common stock at $0.125 per share to a corporation owned by two former directors/officers of NDSI and their spouses in satisfaction of an indebtedness of the Nursery Segment of $135,387.

    On June 6, 1996, we repurchased the 1,083,096 shares of our common stock mentioned above at $0.08 per share from the corporation owned by the two former directors/officers of NDSI and their spouses as part of a stock purchase and settlement agreement.

    In February 1997, the Board of Directors directed the officers of NDSI to issue 396,071 shares of common stock to four individuals, three of whom are directors of NDSI, as payment for unpaid salaries that were due these individuals according to employment agreements Norton had with them. The number of shares issued was based upon a valuation provided by an independent valuation consultant. These share have not been registered under the Securities Act of 1933, as amended.

    See Note 11 of Notes to Consolidated Financial Statements included as part of Item 8 of this report.

                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of this report:
    --------------------------------------
       (1)  Report of Independent Accountants;

       (2)  Consolidated Financial Statements; and

       (3)  Notes to Consolidated Financial Statements:

    The response to this portion of Item 14 is submitted as a separate section of this report starting on page F-1.

(b) Reports on Form 8-K:
    -------------------
    None

(c) Exhibits required by Item 601 of Regulation S-K are as follows:
    --------------------------------------------------------------
Exhibit No.                            Name
-----------                            ----
    (3)     Articles of Incorporation and By-Laws
            -------------------------------------
    3.1     Certificate of Incorporation of NDSI, as amended, filed as
            Exhibit 3.1 to NDSI's Annual Report on Form 10-K for the fiscal year ended November 30, 1992 and incorporated herein by reference.

    3.2 By-Laws of NDSI, as amended, filed as Exhibit 3(ii) to NDSI's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1993 and incorporated herein by reference.

    3.3     By Laws of NDSI, as amended.

    3.4 Certificate of Amendment to Certificate of Incorporation of Norton Drilling Services, Inc.(f/k/a DSI Industries, Inc.) Inc. filed as an Exhibit to the Form 10-Q dated August 31, 1997 and incorporated herein by reference.

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

    10.12 Letter of Agreement between Strategic Growth International and Diagnostic Sciences, Inc. dated January 23, 1991, filed as an Exhibit to the 1992 Form 10K, and incorporated herein by reference.

    10.13 Consulting Agreement dated September 17, 1991 between the Equity Group Inc., and NDSI, filed as an Exhibit to the 1992 Form 10K, and incorporated herein by reference.

    10.14 Letter Agreement dated October 26, 1992 between Raphael S. Grunfeld and NDSI, filed as in Exhibit to the 1992 Form 10K, and incorporated herein by reference.

    10.15 Settlement Agreement dated as of July 9, 1993 between General Electric Company, GE Medical Systems, DSI Industries, Inc. and Lobell Corp., filed as Exhibit 1 to the Current Report on Form 8-K dated July 27, 1993 and incorporated herein by reference.

    10.16 Escrow Agreement dated as of July 9, 1993 between General Electric Company, GE Medical Systems, DSI Industries, Inc., Lobell Corp., and Moritt, Mock and Hamroff filed as Exhibit 2 to the Current Report on Form 8-K dated July 27, 1993 and incorporated herein by reference.

    10.17 Subordinated Convertible Note dated May 19, 1993 issued by Norton Drilling Company and DSI Industries, Inc. in favor of Sherman H. Norton, Jr. filed as Exhibit 1 to the Current Report on Form 8-K dated June 2, 1993 and incorporated herein by reference.

    10.18 Subordinated Convertible Note Subscription Agreement dated as of May 19, 1993, between Norton Drilling Company, DSI
            Industries, Inc. and Sherman H. Norton, Jr. filed as Exhibit 2 to the Current Report on Form 8-K dated June 2, 1993 and incorporated herein by reference.

    10.19 Subordinated Convertible Note dated May 19, 1993 issued by Norton Drilling Company and DSI Industries, Inc. in favor of Johnie P. Rose filed as Exhibit 3 to the Current Report on Form 8-K dated June 2, 1993 and incorporated herein by reference.

    10.20 Subordinated Convertible Note Subscription Agreement dated as of May 19, 1993, between Norton Drilling Company, DSI
            Industries, Inc. and Johnie P. Rose filed as Exhibit 4 to the Current Report on Form 8-K dated June 2, 1993 and incorporated herein by reference.

    10.21 Letter Agreement dated as of August 25, 1993 by and among Gerry Angulo, First Capital Partners, First Capital Asset Management Inc., First Capital Advisers Inc., F.S. Financial Services Inc., DSI Industries, Inc., Sunny's Plants, Inc.,

            Sunshine Botanicals, Inc., Interior Plant Supply, Inc., Norton Drilling Company, Lobell Corp., West Loop Investments, Inc. and Paul Stache filed as Exhibit 1 to the Current Report on Form 8-K dated September 3, 1993 and incorporated herein by reference.

    10.22 Security Agreement dated as of January 6, 1995 between DSI Industries, Inc. and The Plains National Bank of West Texas filed as an Exhibit to the 1994 Form 10-K and incorporated herein by reference.

    10.23 Guaranty Agreement dated as of January 6, 1995 between DSI Industries, Inc. and The Plains National Bank of West Texas filed as an Exhibit to the 1994 Form 10-K and incorporated herein by reference.

    10.24   Promissory Note dated January 6, 1995 issued by DSI
            Industries, Inc. and Norton Drilling Company in favor of The Plains National Bank of West Texas in the amount of $350,000 filed as an Exhibit to the 1994 Form 10-K and incorporated herein by reference.

    10.25 Promissory Note dated January 6, 1995 issued by Norton Drilling Company in favor of The Plains National Bank of West Texas in the amount of $650,000 filed as an Exhibit to the 1994 Form 10-K and incorporated herein by reference.

    10.26 Agreement for purchase of loan documents and collateral dated as of August 24, 1995 by and among Sunshine Botanicals, Inc., Sunny's Plants, Inc., Interiorplant Supply, Inc., NationsBank of Florida, N.A., and Tuttle's Design-Build, Inc. filed as an Exhibit to the Form 8-K dated September 6, 1995 and incorporated herein by reference.

    10.27 Agreement by and between Tuttle's Design-Build, Inc. in favor of Peter Hew, David Brian Hew and DSI Industries, Inc. dated August 24, 1995 filed as an Exhibit to the Form 8-K dated September 6, 1995 and incorporated herein by reference.

    10.28 Indemnification Agreement dated as of August 24, 1995 by and between Tuttle's Design-Build, Inc., Brian Tuttle and Merja Tuttle and DSI Industries, Inc. filed as an Exhibit to the Form 8-K dated September 6, 1995 and incorporated herein by reference.

    10.29 Agreement dated August 24, 1995 by Tuttle's Design Build, Inc. in favor of DSI Industries, Inc. filed as an Exhibit to the Form 8-K dated September 6, 1995 and incorporated herein by reference.

    10.30 Form of Employment Agreement entered into as of December 1, 1995 between Norton Drilling Company and each of Sherman H. Norton, Jr., S. Howard Norton, III, J.P. Rose and John W. Norton filed as an Exhibit to the 1995 Form 10-K and incorporated herein by reference.

    10.31 Stock Purchase and Settlement Agreement, dated as of May 30, 1996, by and between D. Brian Hew ("Brian Hew"), Peter Hew

            ("Peter Hew") and Everbloom Growers, Inc., a Florida corporation whose sole stockholders are Brian Hew and Peter Hew and NDSI and the following direct and indirect wholly owned subsidiaries of the registrant: Sunny's Plants, Inc., a Florida corporation, Sunshine Botanicals, Inc., a Florida corporation, Interior Plant Supply, Inc., a Florida corporation, Sunny's Trucking, Inc., a Florida corporation, Norton Drilling Company, a Delaware corporation, and Lobell Corp., a Delaware corporation filed as an Exhibit to the Form 8-K dated June 6, 1996 and incorporated herein by reference.

    10.32 Indemnification Agreement, dated as of June 6, 1996 by Tuttle's Design-Build, Inc. and Brian and Merja Tuttle in favor of the Registrant filed as an Exhibit to the Form 8-K dated June 6, 1996 and incorporated herein by reference.

    10.33 Stock Purchase Agreement dated as of July 19, 1996, by and between Morgan Roark ("Buyer"), DSI Industries, Inc., a Delaware corporation ("DSI") and, for purposes of Section 4.3 only, Sherman Norton, Howard Norton, Jay Norton and David Ridley filed as an Exhibit to the Form 8-K dated July 22, 1996 and incorporated herein by reference.

    10.34 Release Agreement, dated as of July 22, 1996 by Sunny's Plants, Inc., a Florida corporation ("Sunny's"), Sunshine Botanicals, Inc., a Florida corporation and a wholly-owned subsidiary of Sunny's ("Sunshine"), Interior Plant Supply, Inc., a Florida corporation and a wholly-owned subsidiary of Sunny's ("Interior"), and Sunny's Trucking, Inc., a Florida corporation and a wholly-owned subsidiary of Sunny's ("Trucking") and together with Sunny's, Sunshine and Interior, the ("Releasors")in favor of DSI and each affiliate of DSI and the officers, directors, employees, principals and agents of each of them filed as an Exhibit to the Form 8-K dated July 22, 1996 and incorporated herein by reference.

    10.35 Commercial Security Agreement dated as of August 1, 1996, by and between The Plains National Bank of West Texas and DSI Industries, Inc. filed as an Exhibit to the Form 8-K dated August 7, 1996 and incorporated herein by reference.

    10.36 Commercial Continuing Guaranty, dated as of August 1, 1996 by and between The Plains National Bank of West Texas and DSI Industries, Inc. filed as an Exhibit to the Form 8-K dated August 7, 1996 and incorporated herein by reference.

    10.37 Form of Employment Agreement entered into as of March 1, 1997 between Norton Drilling Company and Sherman H. Norton, Jr. filed as an Exhibit to the Form 10-Q dated February 28, 1997 and incorporated herein by reference.

    10.38 Form of Warrant from DSI Industries, Inc. to Sherman H. Norton, Jr. dated as of February 24, 1997 filed as an Exhibit to the Form 10-Q dated February 28, 1997 and incorporated herein by reference.

    10.39 Commercial Security Agreement dated as of April 1, 1997, by and between The Plains National Bank of West Texas and DSI Industries, Inc. filed as an Exhibit to the Form 10-Q dated February 28, 1997 and incorporated herein by reference.

    10.40 Commercial Continuing Guaranty, dated as of April 1, 1997, by and between the Plains National Bank of West Texas and DSI Industries, Inc. filed as an Exhibit to the Form 10-Q dated February 28, 1997 and incorporated herein by reference.

    10.41 Form of Warrant from DSI Industries, Inc. to Sherman H. Norton, Jr. dated as of April 1,1997 Inc. filed as an Exhibit to the Form 10-Q dated May 31, 1997 and incorporated herein by reference.

    10.42 DSI Industries, Inc. 1997 Stock Option Plan Inc. filed as an Exhibit to the Form 10-Q dated August 31, 1997 and incorporated herein by reference.

    10.43 Commercial Security Agreement dated as of February 17, 1998, by and between The Plains National Bank of West Texas and Norton Drilling Company,

    10.44 Commercial Continuing Guaranty, dated as of February 17, 1998, by and between the Plains National Bank of West Texas and Norton Drilling Services, Inc.

    11.1    Statement re Computation of Per-Share Earnings

    (22) The subsidiaries of NDSI are: Norton Drilling Company, a Delaware corporation, and Lobell Corp., a Delaware corporation.

     27     Financial data schedule

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 NORTON DRILLING SERVICES, INC.


Dated:February 23, 1998 By:/s/Sherman H. Norton, Jr.
                        Sherman H. Norton, Jr.
                        Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:February 23, 1998 By:/s/David W. Ridley
                        David W. Ridley, Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated:February 23, 1998 By:/s/Carl C. Beach
                        Carl C. Beach, Director

Dated:February 23, 1998 By:/s/Kevin E. Lewis
                        Kevin E. Lewis, Director


Dated:February 23, 1998 By:/s/S. Howard Norton, III
                        S. Howard Norton, III, Director
                        Chief Executive Officer, President and Secretary

Dated:February 23, 1998 By:/s/Sherman H. Norton, Jr.
                        Sherman H. Norton, Jr., Director


Dated:February 23, 1998 By:/s/John W. Norton
                        John William Norton, Director, Vice President and Assistant Secretary


Dated:February 23, 1998 By:/s/Larry Adkins
                        Larry Adkins, Director

                 NORTON DRILLING SERVICES, INC.
                (Formerly DSI INDUSTRIES, INC.)

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page No.


Report of Independent Accountants

Robinson Burdette Martin & Cowan, L.L.P.................................F-2

Financial Statements:

Consolidated Balance Sheets.............................................F-3

Consolidated Statements of Operations...................................F-4

Consolidated Statements of Stockholders' Equity.........................F-6

Consolidated Statements of Cash Flows...................................F-7

Notes to Consolidated Financial Statements..............................F-9







































                              F-1
                               Page 40




              REPORT OF INDEPENDENT ACCOUNTANTS


  Board of Directors and Stockholders
  Norton Drilling Services, Inc.
  Lubbock, Texas


  We have audited the accompanying consolidated balance sheets of Norton Drilling Services, Inc.(formerly DSI Industries, Inc.) and Subsidiaries as of November 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Norton Drilling Services Inc. and Subsidiaries as of November 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 1997 in conformity with generally accepted accounting principles.





  Robinson Burdette Martin & Cowan, L.L.P.



  Lubbock, Texas
  January 29, 1998, except as to
    the information presented in
    the first three paragraphs of
    Note 17, for which the date
    is February 17, 1998 and the
    information presented in the
    last paragraph of Note 17 for
    which the date is February
    24, 1998








              NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES
                     (Formerly DSI INDUSTRIES, INC.)

                       CONSOLIDATED BALANCE SHEETS

                               A S S E T S
                                                            November 30,
                                                      -----------------------
                                                          1997        1996
                                                      ----------- -----------
Current assets:
  Cash and cash equivalents                           $   277,097 $   774,226
  Accounts receivable trade, net of allowance for
   doubtful accounts of $220,075 and $278,053 as
   of November 30, 1997 and 1996, respectively          6,153,958   4,571,323
  Costs and estimated earnings in excess of billings on
   uncompleted contracts                                1,008,756     711,355
  Insurance proceeds recoverable                              - -     153,586
  Prepaid expenses and other current assets               434,996     212,625
                                                      ----------- -----------
        Total current assets                            7,874,807   6,423,115

Property and equipment, at cost, net of accumulated
 depreciation and depletion                            10,351,456   8,508,540

Goodwill, net of accumulated amortization of $587,430
 and $492,170 as of November 30, 1997 and 1996,
 respectively                                           1,317,067   1,412,327
Note receivable, net of current maturities                 75,764         - -
Security deposits                                         143,991     128,991
                                                      ----------- -----------
        Total assets                                  $19,763,085 $16,472,973
                                                      =========== ===========
                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of notes payable                $ 2,403,986  $ 1,520,964
  Accounts payable                                     3,978,868    4,986,701
  Billings in excess of costs of uncompleted contracts    12,228       15,293
  Accrued expenses and other current liabilities       1,885,352    1,391,915
  Net liabilities of discontinued operations             104,953      538,357
                                                     -----------  -----------
        Total current liabilities                      8,385,387    8,453,230
                                                     -----------  -----------
Long-term liabilities
  Notes payable, less current maturities               2,633,802    3,362,755
  Deferred income taxes                                  942,267          - -
                                                     -----------  -----------
        Total long-term liabilities                    3,576,069    3,362,755
                                                     -----------  -----------
Commitments and contingencies (Notes 3, 14 and 15)           - -          - -

Stockholders' equity:
  Common stock-par value $.01;
   authorized-100,000,000 shares,
   issued - 25,841,799 and 23,893,365 shares at November
    30, 1997 and 1996, respectively
   outstanding - 24,636,346 and 22,810,269 shares at
    November 30, 1997 and 1996, respectively             258,418      238,934
  Additional paid-in capital                          10,518,132    9,716,928
  Accumulated deficit                                ( 2,750,294) ( 5,212,226)
                                                     -----------  -----------
                                                       8,026,256    4,743,636
  Less treasury stock, at cost                       (   224,627) (    86,648)
                                                     -----------  -----------
        Total stockholders' equity                     7,801,629    4,656,988
                                                     -----------  -----------
        Total liabilities and stockholders' equity   $19,763,085  $16,472,973
                                                     ===========  ===========
The accompanying notes are an integral part of these consolidated financial statements.
                               F-3

             NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES
                     (Formerly DSI INDUSTRIES, INC.)

                  CONSOLIDATED STATEMENTS OF OPERATIONS



                                               Year ended November 30,
                                         ------------------------------------
                                             1997        1996          1995
                                         -----------  -----------  -----------
Operating revenues:
  Contract drilling revenues             $35,833,361  $26,676,573  $20,613,287
  Other                                        7,584       55,301       32,470
                                         -----------  -----------  -----------
     Total operating revenues             35,840,945   26,731,874   20,645,757
                                         -----------  -----------  -----------
Operating costs and expenses:
  Direct drilling costs                   28,503,955   23,495,747   18,860,006
  General and administrative               1,326,010    1,471,118      978,080
  Depreciation, depletion and amortization 2,083,671    1,187,218    1,223,384
  Other                                        5,939       15,508      183,348
                                         -----------   ----------  -----------
     Total operating costs and expenses   31,919,575   26,169,591   21,244,818
                                         -----------   ----------  -----------

     Operating income (loss)               3,921,370      562,283  (   599,061)
                                         -----------   ----------  -----------

Other income (expense):
  Net gain on sale of assets                 243,729      369,398      111,165
  Interest expense                       (   561,442) (   393,786) (   398,896)
  Interest income                             94,597          - -          - -
  Other                                          - -          - -       18,473
                                         -----------  -----------  -----------
     Total other expenses, net           (   223,116) (    24,388) (   269,258)
                                         ------------ -----------  -----------

Income (loss) before provision for income
 taxes and discontinued operations         3,698,254      537,895  (   868,319)
                                         -----------  -----------  -----------
Income tax expense:
  Current                                    547,129          - -          - -
  Deferred                                   942,267          - -          - -
                                         -----------  -----------  -----------
                                           1,489,396          - -          - -
                                         -----------  -----------  -----------
Income (loss) from continuing operations   2,208,858      537,895  (   868,319)

Discontinued operations:
  Adjustment to provision for loss on
     disposal (charged) credited             253,074    2,893,047  ( 1,526,060)
                                         -----------  -----------  -----------
Net income (loss)                        $ 2,461,932  $ 3,430,942 $( 2,394,379)
                                         ===========  =========== ============















                               (Continued)

The accompanying notes are an integral part of these consolidated financial statements.

        NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES
                (Formerly DSI INDUSTRIES, INC.)

             CONSOLIDATED STATEMENTS OF OPERATIONS

                          (Continued)

                                                 Year ended November 30,
                                               --------------------------
                                               1997       1996       1995
                                               ----       ----      -----
Net income per common share
  Primary:
     Income (loss) from continuing operations  $.10       $.02      $(.04)
     Income (loss) from discontinued operations .01        .12       (.07)
                                               ----       ----      -----
         Net income (loss)                     $.11       $.14      $(.11)
                                               ====       ====      =====
  Assuming full dilution:
     Income (loss) from continuing operations  $.09       $.02      $(.04)
     Income (loss) from discontinued operations .01        .12       (.07)
                                               ----       ----      -----
         Net income (loss)                     $.10       $.14      $(.11)
                                               ====       ====      =====
Weighted average number of common shares
  outstanding
     Primary                              23,256,247  23,365,170 22,961,606
                                          ==========  ========== ==========
     Assuming full dilution               24,979,879  24,674,279 22,961,606
                                          ==========  ========== ==========
































The accompanying notes are an integral part of these consolidated financial statements.
                                F-5

             NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES
                    (Formerly DSI INDUSTRIES, INC.)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      Common Stock            Treasury Stock
                                 ----------------------    ------------------
                                   Shares     Par Value      Shares    Amount
                                  ----------   ---------    ---------  -------
Balance, November 30, 1994       22,810,269   $ 228,103         - -  $     - -

   Shares issued in satisfaction
     of subsidiary obligation     1,083,096      10,831         - -        - -
  Net loss                              - -         - -         - -        - -
                                 ----------   ---------   ---------  ----------
Balance, November 30, 1995       23,893,365     238,934         - -        - -

  Purchase of treasury stock            - -         - -   1,083,096   ( 86,648)
  Net income                            - -         - -         - -        - -
                                 ----------   ---------   ---------  ---------
Balance, November 30, 1996       23,893,365     238,934   1,083,096   ( 86,648)

  Shares issued in satisfaction
    of liabilities                  396,071       3,960         - -        - -
  Exercise of stock options         416,000       4,160     122,357   (137,979)
  Conversion of subordinated notes
   payable                        1,136,363      11,364         - -        - -
  Net income                            - -         - -         - -        - -
                                 ----------   ---------   ---------  ---------
Balance, November 30, 1997       25,841,799   $ 258,418   1,205,453  $(224,627)
                                 ==========   =========   =========  =========
                                                     Retained
                                       Additional    Earnings/        Total
                                        Paid in    (Accumulated)  Stockholders'
                                        Capital       Deficit         Equity
                                      -----------  -----------     -----------
Balance, November 30, 1994            $ 9,592,372  $(6,248,789)    $ 3,571,686

   Shares issued in satisfaction
     of subsidiary obligation             124,556          - -         135,387
   Net loss                                   - -   (2,394,379)     (2,394,379)
                                      -----------  -----------     -----------
Balance, November 30, 1995              9,716,928   (8,643,168)      1,312,694

   Purchase of treasury stock                 - -          - -      (   86,648)
   Net income                                 - -    3,430,942       3,430,942
                                      -----------  -----------     -----------
Balance, November 30, 1996              9,716,928   (5,212,226)      4,656,988

   Shares issued in satisfaction
     of liabilities                       162,389          - -         166,349
   Exercise of stock options              150,179          - -          16,360
   Conversion of subordinated notes
    payable                               488,636          - -         500,000
  Net income                                  - -    2,461,932       2,461,932
                                      -----------  -----------     -----------
Balance, November 30, 1997            $10,518,132  $(2,750,294)    $ 7,801,629
                                      ===========  ===========     ===========







The accompanying notes are an integral part of these consolidated financial statements.

        NORTON DRILLING SERVICES, INC.  AND SUBSIDIARIES
                (Formerly DSI INDUSTRIES, INC.)

             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  Year ended November 30,
                                            ----------------------------------
                                               1997        1996       1995
                                           ----------- ----------- -----------
Cash flows from operating activities:

   Net income (loss)                       $ 2,461,932 $ 3,430,942 $(2,394,379)
   Adjustments to reconcile net income
     (loss) to net cash provided by
     (used in) operating activities of
     continuing operations:
     Discontinued operations                (  253,074) (2,893,047)  1,526,060
     Depreciation, depletion and
       amortization                          2,083,671   1,187,218   1,223,384
     Non-cash workers compensation expense         - -      25,000         - -
     Gain on sale of assets                 (  243,729) (  369,398) (  111,165)
     Deferred income tax expense               942,267         - -         - -
   Increase (decrease) in cash flows as a
     result of changes in operating asset
     and liability account balances:
     (Increase) decrease in accounts
       receivable -trade                    (1,582,635) (2,400,136)    773,396
     (Increase) decrease in insurance
       proceeds recoverable                    153,586     529,075  (  682,661)
     Decrease in litigation proceeds
       receivable                                  - -         - -     233,479
     Increase in net costs and estimated
       earnings in excess of billings on
       uncompleted contracts                (  300,466) (  177,533) (  347,547)
     (Increase) decrease in prepaid
       expenses and other current assets    (  160,135)     20,382      44,852
     Increase (decrease) in accounts
       payable                              (1,007,833)  1,029,187  (  164,821)
     Increase (decrease) in accrued expenses
       and other current liabilities           659,786     597,832  (   79,338)
                                            ----------  ----------  ----------
       Net cash provided by continuing
          operations                         2,753,370     979,522      21,260
       Net cash used in discontinued
          operations                        (  318,330) (   83,637) (  116,050)
                                            ----------  ----------  -----------
       Net cash provided by (used in)
        operating activities                 2,435,040     895,885  (   94,790)
                                            ----------  ----------  ----------
Cash flows from investing activities:

     Proceeds from sale of property and
      equipment                                452,271     452,418     182,530
     Acquisition of property and equipment  (3,756,560) (1,878,096) (1,012,254)
     Other                                  (   15,000)     68,832      29,819
                                            ----------  ----------  ----------
       Net cash used in investing
         activities                         (3,319,289) (1,356,846) (  799,905)
                                            ----------  ----------  ----------




                               (Continued)

The accompanying notes are an integral part of these consolidated financial statements.

             NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES
                     (Formerly DSI INDUSTRIES, INC.)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (Continued)

                                                   Year ended November 30,
                                              --------------------------------
                                                  1997       1996       1995
                                              ---------- ---------- ----------
Cash flows from financing activities:

     Proceeds from notes payable               1,077,117  1,686,718  1,259,171
     Proceeds from revolving line of
       credit, net                               365,000    100,000    545,000
     Repayments of notes payable              (1,071,357)(  747,938)(  702,763)
     Purchase of treasury stock                      - - (   86,648)       - -
     Exercise of stock options                    16,360        - -        - -
                                              ---------- ---------- ----------
       Net cash provided by financing
         activities                              387,120    952,132  1,101,408
                                              ---------- ---------- ----------
       Net increase (decrease) in cash and
         cash equivalents                      ( 497,129)   491,171    206,713

Cash and cash equivalents at beginning of year   774,226    283,055     76,342
                                              ---------- ---------- ----------
Cash and cash equivalents at end of year      $  277,097 $  774,226 $  283,055
                                              ========== ========== ==========
Supplemental disclosures of cash flow information:
   Cash paid during the year:
     Interest                                 $  549,679 $  384,161 $  358,280
                                              ========== ========== ==========
     Income taxes                             $   37,452 $      - - $   22,315
                                              ========== ========== ==========
   Supplemental schedule of non-cash investing and financing activities:

During 1997, 1996 and 1995, the Company acquired property and equipment in connection with borrowings in the amounts of $283,309, $394,810 and $142,371, respectively.

In November 1997, $500,000 of subordinated convertible debt was converted into 1,136,363 shares of NDSI common stock.

During 1997, stock options issued under NDSI's 1989 Employee Stock Option Plan were converted in which 416,000 shares of NDSI's common stock were issued to option holders and 122,357 shares of common stock were surrendered by option holders to NDSI in lieu of cash payment of the exercise price representing an increase in treasury stock of $137,979.

In February 1997, 396,071 shares of common stock were issued in satisfaction of outstanding liabilities of the Drilling Segment in the amount of $166,349.

During 1997, 1996 and 1995 several noncash activities occurred with regard to the Company's discontinuance of certain of its business segments. See Note 3.

During 1995, 1,083,096 shares of common stock were issued in satisfaction of outstanding debt of a discontinued segment in the amount of $135,387.

In connection with the transfer and disposition of certain assets and liabilities during 1995, a note payable in the amount of $330,000 was assumed by the purchaser/transferee.

The accompanying notes are an integral part of these consolidated financial statements.

         NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES
                 (Formerly DSI INDUSTRIES, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. HISTORICAL OVERVIEW

   Norton Drilling Services, Inc., ("NDSI") (formerly known as DSI Industries, Inc.) was incorporated on December 21, 1983 under the laws of the State of Delaware.

   Norton Drilling Company ("Norton") a Delaware corporation which is our only remaining operating segment, currently operates fifteen (15) oil and gas drilling rigs and provides contract drilling services to the oil and gas industry primarily in the Permian Basin of west Texas and eastern New Mexico as well as in the Green River Basin and the Overthrust Belt in the Rocky Mountains.

   Prior to the incorporation of Norton and the acquisition of NDC, we operated two other subsidiaries, Sunny's Plants, Inc.("Sunny's" or the "Nursery Segment") and Lobell Corporation ("Lobell" or the "MRI Segment").

   Sunny's, which was acquired on February 28, 1991, was engaged primarily in planting, growing and preparing interior foliage plants for distribution and sale. Lobell was engaged primarily in providing diagnostic imaging services involving MRI technology.

   NDSI, in particular the Nursery and MRI Segments, sustained substantial losses from operations in the past. On August 18, 1994 we discontinued the MRI segment due to their recurring losses. We discontinued the Nursery segment on April 6, 1995 due to the significant losses incurred by it commencing in the third quarter of 1994 through the date our Board of Directors voted to discontinue the segment. The accompanying consolidated financial statements reflect these segments as discontinued operations.

   On July 22, 1996, we effected the closing of a Stock Purchase Agreement between a third party purchaser ("Buyer") and us. In accordance with the agreement the Buyer purchased all of the outstanding shares of common stock of Sunny's Plants, Inc., in consideration of certain releases and the payment by us to the Buyer of $10,000. Furthermore, certain Directors and Officers of NDSI resigned from their respective positions as Directors and Officers of Sunny's Plants, Inc. and it's subsidiaries and we received certain releases.

   As NDSI is a holding company it does not generate operating revenues. Substantially all of the funding for our expenses as well as for the payment of the liabilities of the discontinued segments comes from Norton Drilling Company.

   During fiscal 1996 and 1997, a substantial amount of liabilities of the discontinued segments were reduced either through the aforementioned sale of Sunny's or through favorable negotiations with the respective creditors of those segments.




2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

     The consolidated financial statements include the accounts of NDSI and our wholly-owned subsidiary, Norton as continuing operations and the accounts of Sunny's Plants, Inc. and Lobell Corporation, as discontinued operations. All significant intercompany accounts and transactions have been eliminated.

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

Revenue and cost recognition

     We follow the percentage-of-completion method for recognizing contract drilling revenues. Under this method all drilling revenues, costs and appropriate portions of indirect costs, related to the work in progress, are recognized as contract drilling services are performed. Contract costs include all direct material and labor costs and any indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. Provision for losses on incomplete contracts are recognized when the loss can be determined.

Property and equipment

     (a) Property and equipment (other than oil and gas)-Depreciation is computed using the straight-line method over the estimated useful lives as follows:
                                             Lives (years)
                                             -------------
        Drilling rigs and equipment               2-8
        Automotive equipment                       5
        Office furniture                           5
        Buildings                                 20
        Other                                      3

   (b) Oil and gas properties-We follow the successful efforts method of accounting for our oil and gas producing properties. Under the successful efforts method of accounting, costs which result directly in the discovery of oil and gas reserves and all development costs are capitalized. Exploration costs which do not result directly in discovering oil and gas reserves are charged to expense as incurred. The capitalized costs, consisting of lease



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

acquisition costs, development costs and lease and well equipment, are depreciated on the straight line method over lives of 5 to 7 years which is considered by us to approximate the units-of-production method. Oil and gas reserve estimates have not been estimated, and production volumes are minimal, therefore, depletion and amortization of producing properties have not been computed using the units-of-production method.

   (c) Maintenance and repairs-Maintenance and repairs expenses are charged to operations as incurred. Renewals and betterments which extend the life or improve properties are capitalized. Labor costs incurred in constructing or improving assets are capitalized.

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

   Deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax basis of certain assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse.

   We file a consolidated Federal income tax return. Under a tax sharing agreement, the subsidiaries are charged an amount equal to the Federal income taxes they would pay if a separate return were filed. If a subsidiary has a taxable loss, it receives credit for its pro-rata share of the tax savings to the consolidated group. The subsidiaries also provide deferred Federal income taxes on a separate return basis on temporary differences between tax and financial reporting to the extent that taxes which would otherwise have been payable are reduced.

Stock based compensation

   We grant stock options under stock-based incentive compensation plans to our employees and directors. Compensation costs in connection with the granting of stock options to employees and directors is measured under the provisions of Accounting Principles Board ("APB") Opinion No. 25 which allows compensation costs to be measured based on an intrinsic value method. In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.123 "Accounting for Stock-Based

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Compensation" which, if fully adopted by us, would change the method we apply in recognizing compensation costs relative to options granted under our plans. Adoption of the cost recognition provisions of SFAS No. 123 is optional and we have decided not to elect those provisions. However, pro-forma disclosures as if we had adopted the costs recognition provisions of SFAS No. 123 are required and are presented in Note 13.

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

Impairment of Long-Lived Assets

   Impairment of long-lived assets such as property and equipment and goodwill is evaluated upon the occurrence of events which would call into question the recoverability of the carrying amount of those assets. Impairment, if any, is measured as the difference between the carrying value of the asset and the undiscounted sum of the expected future net cash flows.

Income (loss) per common share

   Net income (loss) per common share of stock has been computed using the weighted average number of common shares outstanding during the year.

   Primary net income (loss) per common and common equivalent share has been computed based on the weighted average number of common shares outstanding during that year and on the net additional number of shares which would be issuable upon the exercise of warrants and stock options, assuming that we used the proceeds received to purchase additional shares at market value. Common stock equivalents are not included in the outstanding shares computation for 1995, 1996 and 1997 as they were not dilutive.

   Fully diluted earnings per share amounts are based on an increased number of shares that would be outstanding assuming conversion of the subordinated convertible notes payable to affiliates. For purposes of the fully diluted computations, the number of shares that would be issued from

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the exercise of the warrants and the stock options has been reduced by the number of shares which could have been purchased from the proceeds at the market price of our stock on November 30, 1996 and 1997 because those prices were higher than the average market prices during those years. Net income for fiscal 1996 and 1997 has been adjusted for interest expense (net of income tax effect) on the convertible debt.

Environmental Costs

   NDSI and Norton expense on a current basis, recurring costs associated with managing hazardous substances in ongoing operations. We also accrue for costs associated with the remediation of environmental contamination when it becomes probable that a liability has been incurred and the amount can be reasonably estimated. Management is aware of no such liability that has been incurred at November 30, 1997.

Recent Accounting Standards

   In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" effective for periods ending after December 15, 1997. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). Some of the changes made to current EPS standards include:
(1) eliminating the presentation of Primary EPS and replacing it with Basic EPS, with the primary difference being that common stock equivalents are not considered in computing Basic EPS, (2) eliminating the modified treasury stock method and the three percent materiality provisions, and (3) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 requires dual presentation of Basic and Diluted EPS on the face of the income statement, as well as a reconciliation of the numerator and denominator used in the two computations of EPS. Basic EPS is defined as net income from continuing operations divided by the weighted average number of common shares outstanding without the consideration of common stock equivalents which may be dilutive to EPS. SFAS No. 128 will be adopted by us during the quarter ending February 28, 1998 in our 1998 fiscal year.

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure". SFAS No. 129 establishes certain standards for disclosing information about an entity's capital structure. SFAS No. 129 will be adopted by us during our fiscal year ending November 30, 1998. We do not anticipate a change in our disclosures as a result of the adoption of SFAS
No. 129.

     The FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and the presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (1) classify items of other comprehensive income by their nature in a financial statement (2) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and will be adopted by us during the quarter ending February 28, 1999 in our 1999 fiscal year.

     The FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 establishes revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and will be adopted by us during the quarter ending February 28, 1999 in our 1999 fiscal year.

Reclassifications

     Certain reclassifications have been made to the 1995 and 1996 consolidated financial statements in order for them to conform with the 1997 presentation. The reclassifications had no effect on net loss or stockholders' equity for those years.

3. DISCONTINUED OPERATIONS

     On August 18, 1994, we discontinued the MRI Segment due to losses experienced by the segment. We estimated future costs and expenses to dispose of the segment to be $750,000, which we charged to operations in fiscal 1994. During 1995, some assets and liabilities of the segment were either foreclosed, garnished or confiscated. This resulted in full or partial extinguishment of the liabilities that were associated with those assets. Therefore, we revised our estimate to take into consideration final settlement of remaining liabilities of the segment. This revision resulted in a credit to the provision for loss for the discontinued segment in 1995 of approximately $668,000. In fiscal 1996, we further revised our initial estimate which resulted in a credit of approximately $396,000 to the provision for loss on discontinued segments. Our initial estimate was further revised during 1997 which resulted in a credit to the provision for loss on discontinued segments of approximately $25,000. The remaining liabilities of the segment primarily relate to claims filed by the segment's former landlord for past due rent. We are of the opinion that if negotiations with the former landlord are not successful in settling these obligations, we will cause the segment to seek protection from the landlord under bankruptcy proceedings. It is possible that final settlement and dissolution of the segment will result in the payment of less than amounts which are currently recorded as liabilities. This could result in a gain realized in the reversing of these recorded liabilities. Our estimate of the potential gain is between approximately $5,000 and $40,000.

     Effective November 30, 1994, we discontinued the Nursery Segment due to significant operating losses incurred by that segment beginning in 1994.

     In August 1995, the Nursery Segment and NDSI entered into agreements with two of its secured creditors, both of whom are banks, and an unrelated third party (purchaser) in which the purchaser acquired the collateralized debt of one bank and immediately foreclosed on the debt. The segment surrendered to the purchaser all of the assets collateralizing this indebtedness on September 6, 1995. The purchaser took title to the assets in exchange for extinguishment of $1,293,000 in collateralized debt plus assumption by the purchaser of a $330,000 note payable and the purchaser's guarantee to indemnify the segment and us for our liabilities to certain other creditors in an amount not to exceed $404,000. We have received a release from our guarantee of the obligation to the bank as well as our obligation for the $330,000 note payable.

     The agreement with the other secured bank required the purchaser to repay the outstanding balance of a mortgage note in the amount of $2,128,000 which was collateralized by the segment's real property. We will remain liable as guarantor for this indebtedness until the purchaser has fully satisfied this obligation. The unpaid balance of the purchaser's obligation was approximately $1,891,000 at November 30, 1997.

     Upon completion of those transactions, a charge to operations in 1995 of $2,194,000 was made to reflect revised estimates of the ultimate loss to be incurred in disposing of this segment. The additional charge was primarily due to greater than expected losses from the final wind down of operations of the segment and lower than expected net realized values of property and equipment upon completion of the aforementioned transactions.

     On July 22, 1996, we effected the closing of a Stock Purchase Agreement between a third party purchaser ("Buyer") and us. In accordance with the agreement, the Buyer purchased all of the outstanding shares of common stock of Sunny's Plants, Inc., from us, in consideration of certain releases and the payment by us to the Buyer of $10,000. Furthermore, certain Directors and Officers of NDSI resigned from their respective positions as Directors and Officers of Sunny's Plants, Inc. and it's subsidiaries and we received certain releases.

3. DISCONTINUED OPERATIONS (Continued)

   On August 29, 1997 we settled a claim against the Nursery Segment and us as guarantor. This claim was included in the net liabilities of discontinued operations at November 30, 1996 in the amount of $365,074. In settlement of this claim we paid $275,000 to the creditor and have recorded a receivable from the purchaser of the Nursery Segment in the amount of $138,000 in connection with indemnification due us by the purchaser under an indemnification agreement entered into in connection with the sale of the assets of the Nursery Segment.

   The net liabilities of the discontinued operations at November 30, 1997 and 1996 are as follows:

                                                       1997        1996
                                                    --------    ---------
     Notes payable and capital lease obligations    $    - -    $ 395,074
     Accounts payable and other liabilities           25,000       50,000
     Estimated loss on disposal of segments           79,953       93,283
                                                    --------    ---------
     Net liabilities of discontinued segments       $104,953    $ 538,357
                                                    ========    =========

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Information relating to uncompleted contracts at November 30, 1997 and 1996 is as follows:

                                                        1997         1996
                                                     ----------  ---------
Costs incurred on uncompleted contracts              $1,373,363  $  631,102
Estimated earnings on uncompleted contracts           1,775,768     451,540
                                                     ----------  ----------
                                                      3,149,131   1,082,642
Less billings to date on uncompleted contracts        2,152,603     386,580
                                                     ----------   ---------
                                                     $  996,528   $ 696,062
                                                     ==========   =========

   Included in the accompanying balance sheets at November 30, 1997 and 1996 are the following captions:

                                                         1997        1996
                                                     ----------   ---------
Costs and estimated earnings in excess of billings
        on uncompleted contracts                     $1,008,756   $ 711,355
Billings in excess of costs and estimated earnings
        on uncompleted contracts                         12,228      15,293
                                                     ----------   ---------
                                                     $  996,528   $ 696,062
                                                     ==========   =========
                              F-16

5. PROPERTY AND EQUIPMENT

   Property and equipment consisted of the following at November 30, 1997 and 1996:

                                                         1997       1996
                                                     ----------- ----------
     Land                                            $   109,421 $   109,421
     Building                                            209,724     185,784
     Drilling equipment                               15,488,222  12,071,857
     Transportation equipment                            965,186     904,407
     Office furniture and equipment                       49,097      46,506
     Miscellaneous equipment                              88,264     161,492
                                                     ----------- -----------
                                                      16,909,914  13,479,467

     Less accumulated depreciation and depletion       6,558,458   4,970,927
                                                     ----------- -----------
                                                     $10,351,456 $ 8,508,540
                                                     =========== ===========
    6. NOTES PAYABLE

   Notes payable consisted of the following at November 30, 1997 and 1996:

                                                         1997       1996
                                                      ---------  ---------
     Demand note payable entered into August 7, 1996,
     in the original amount of $3,000,000 with a bank;
     82 monthly installments of $35,715 plus accrued
     interest at 2.5% over the Wall Street Journal
     prime rate(11.00% and 10.75% at November 30, 1997,
     and 1996, respectively) through June 2003, with
     remaining unpaid principal and interest due at
     maturity, July, 2003; collateralized by 1,000
     shares of Norton stock, all accounts receivable
     and general intangibles and 14 drilling rigs and
     related equipment.                               $2,464,275 $2,892,855


     Line of credit with a bank which was renewed in
     August 1996 with a facility of $750,000. The
     line of credit was further renewed and increased
     to $1,000,000 in April 1997; monthly payments of
     interest only at the Wall Street Journal prime
     rate plus 2.5% (11.00% and 10.75% at November 30,
     1997 and 1996, respectively), with unpaid
     principal and interest due at maturity, April 1,
     1998; collateralized by virtually all assets of
     Norton.                                            600,000    750,000

     6. NOTES PAYABLE (Continued)                         1997        1996
                                                        --------   ---------

     Line of credit with a bank which was entered into
     January 23, 1997 with a facility of $665,000. The
     line of credit was renewed September 1, 1997;
     monthly payments of interest only at the Wall
     Street Journal prime rate plus 2.5% (11.00% at
     November 30, 1997), with unpaid principal and
     interest due at maturity, April 1, 1998;
     collateralized by virtually all assets of
     Norton.                                             515,000        - -

     Demand note payable entered into October 7, 1997
     in the original amount of $350,000 with a bank;
     interest at the Wall Street Journal prime rate
     plus 2.5% (11.00% at November 30, 1997), with unpaid
     principal and interest due at maturity, December 8,
     1997; collateralized by virtually all assets of
     Norton.                                             350,000        - -

     Note payable entered into October, 1993, in the
     original amount of $300,000 with a bank; 60
     monthly installments of $6,083 including interest
     at 2% above New York prime (10.25% at November
     30, 1996), collateralized by a first lien on a
     single drilling rig including all equipment and
     revenues derived therefrom and a second lien on
     all other accounts receivable, inventory and
     drilling equipment. This note was paid prior to
     maturity on February 25, 1997.                          - -    145,111

     Note payable entered into on February 25, 1997,
     in the original amount of $500,000 with a bank;
     60 monthly installments of $8,334 plus interest
     at 2% above New York prime (10.50% at November
     30, 1997); matures February 27, 2002
     collateralized by a first lien on a single
     drilling rig including all equipment, revenues
     and accounts receivable derived therefrom and a
     second lien on all other accounts receivable,
     inventory and drilling equipment.                   423,302        - -

     Uncollateralized financing agreement entered
     into with Transamerica Insurance Finance
     during July 1997 and July 1996, respectively,
     providing financing for a portion of Norton's
     insurance premiums totaling $227,117 and
     $183,420, respectively; 9 monthly payments of
     $25,692 and $23,580 including interest at 7.33%
     and 7.53%, respectively; matures April, 1998.       126,137     92,855

     6. NOTES PAYABLE (Continued)                         1997        1996
                                                        --------    --------

     Note payable entered into June 12, 1995 in the
     original amount of $54,900 with a bank;
     151 monthly payments of $657 (adjusted to $632
     on June 12, 1996) plus interest at 9.75% at
     November 30, 1997 and 1996. On June 12 of each
     year the interest rate shall be 1.5% over The
     Wall Street Journal prime rate on such date with
     remaining unpaid principal and interest due at
     maturity on June 12, 2008; collateralized by a
     five acre tract in Hockley County, Texas.            48,778     51,719

     Subordinated convertible notes payable dated May,
     1993 to two officers of Norton in the original
     amounts of $410,000 and $90,000 with monthly
     payments of interest at a rate consistent
     with the Wall Street Journal prime rate (8.50%
     and 8.25% at November 30,1997, and 1996,
     respectively); principal and any unpaid interest
     due at maturity, May 18, 1998. The notes contained
     certain redemption and conversion features. The
     notes were converted to common stock of NDSI on
     November 13,1997. See notes 11 and 12 to the
     consolidated financial statements.                     - -     500,000

     Other notes and capital leases payable              510,296    451,179
                                                      ---------- ----------
                                                       5,037,788  4,883,719
     Less current maturities                           2,403,986  1,520,964
                                                      ---------- ----------
                                                      $2,633,802 $3,362,755
                                                      ========== ==========

   In addition to the specific collateralization discussed above, certain indebtedness is collateralized by a personal guaranty of the Chairman of the Board of NDSI and a corporate guaranty of NDSI.

   The weighted average interest rate on short term indebtedness during fiscal 1997 and 1996 was 10.9% and 12.1%, respectively.

   The aforementioned obligations contain a number of representations, warranties and covenants, the breach of which, at the election of the respective lender would accelerate the maturity date of the obligations. The most restrictive covenants include:

     -Maintenance by Norton of a net worth of at least $5,000,000, -Maintenance by Norton of a maximum leverage ratio of 2.75:1 and a minimum current maturity coverage ratio of 1.25:1;
     -Norton shall not involve itself in significant capital acquisitions, nor shall it sell, transfer, impair or otherwise encumber underlying collateral without prior written consent of the lender; and
     -Norton shall not pay dividends or make loans to others without prior written consent of the lender.






6. NOTES PAYABLE (Continued)


   Norton was in violation of certain of these covenants at November 30, 1997 for which the Bank has agreed to waive their right to accelerate the maturity of the respective notes through December 1, 1998.

   A bank has issued a letter of credit to Norton's former Workers' Compensation Insurance carrier on behalf of Norton in the amount of $331,376. No advances had been made against this letter of credit at November 30, 1997.

   Aggregate amounts of annual maturities of notes payable outstanding at November 30, 1997 are as follows:

                                Years Ending
                                November 30,
                                ------------
                                    1998         $2,403,986
                                    1999            676,481
                                    2000            600,912
                                    2001            560,393
                                    2002            456,195
                                  Thereafter        339,821
                                                 ----------
                                                 $5,037,788
                                                 ==========
7. EMPLOYEE BENEFIT PLANS

Retirement plans

     Norton has a defined contribution profit sharing plan which covers all qualified employees. Contributions to the profit sharing plan are at the discretion of Norton's Board of Directors. In November 1997, the board of directors approved a contribution to the profit sharing plan of $50,000, which was paid on December 30, 1997. This amount was included in accounts payable at November 30, 1997. No contributions were made by Norton during the years ended Novembe 30, 1996 and 1995.

Health care costs

     Norton maintains a self-insurance program for health care costs. Self-insurance retention is $25,000 per employee and an aggregate of $332,013 per year. Liabilities in excess of these amounts are the responsibility of the co-insurance carrier. Included in accrued expenses at November 30, 1997 and 1996 are the estimated liabilities owed under this self-insurance program in the amounts of $86,272 and $71,144, respectively.







8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consisted of the following at November 30, 1997 and 1996:
                                                        1997        1996
                                                     ---------- -----------
        Payroll payable                              $  696,102 $   848,064
        Income taxes payable:
          Federal                                       378,971         - -
          State                                         132,521         - -
        Payroll and other taxes payable                 222,360     230,288
        Accrued interest                                 56,931      45,167
        Estimated workers' compensation
          co-insurance payable                          251,365     197,252
        Estimated employee medical benefits
          co-insurance payable                           86,272      71,144
        Insurance premium payable                        60,830         - -
                                                     ----------  ----------
                                                     $1,885,352  $1,391,915
                                                     ==========  ==========

9. INCOME TAXES

   The provision for income taxes for the years ended November 30, 1997, 1996 and 1995 consists of the following:


                                            1997         1996       1995
                                        ----------   ----------  ---------
Federal:
   Current                              $  393,372   $      - -  $     - -
   Deferred                                889,967          - -        - -
                                        ----------   ----------  ---------
                                         1,283,339          - -        - -
                                        ----------   ----------  ---------
State:
   Current                                 153,757          - -        - -
   Deferred                                 52,300          - -        - -
                                        ----------   ----------  ---------
                                           206,057          - -        - -
                                        ----------   ----------  ---------
Total income tax expense                $1,489,396   $      - -  $     - -
                                        ==========   ==========  =========

   The effective income tax rate varies from the Federal statutory rate for the years ended November 30, 1997, 1996 and 1995 as follows:

                                                1997        1996       1995
                                                -----      ------     ------
Statutory tax rate                              34.0%      34.0 %     (34.0)%
Net operating loss carryforward
 (primarily attributable to
  reduction of valuation allowance)             (0.8)     (56.3)       16.9
State and local taxes                            4.0        - -         3.0
Amortization of goodwill                         2.6       17.7        11.0
Officer life insurance premium                   - -        2.5         2.4
Other                                            0.5        2.1         0.7
                                                ----       ----        ----
Effective tax rate                              40.3%       - - %       - - %
                                                ====       ====        ====

9. INCOME TAXES (Continued)

   The tax effect of significant temporary differences representing deferred tax assets and liabilities and changes therein for continuing operations were as follows:

                                    December 1,                     November 30,
                                       1995           Net Change        1996
                                    ----------       -----------    ----------
Deferred tax assets:
   Net operating loss carryforward  $3,056,226       $(2,302,947)   $  753,279
   Accruals related to
     self-insurance                     30,983            66,461        97,444
   State and local tax benefit          16,320               381        16,701
                                    ----------       -----------    ----------
                                     3,103,529        (2,236,105)      867,424
Valuation allowance                 (2,414,299)        2,385,272     (  29,027)
                                    ----------       -----------    ----------
   Deferred tax asset                  689,230           149,167       838,397
Deferred tax liabilities:
   Property and equipment basis
     difference                     (  689,230)       (  149,167)    ( 838,397)
                                    ----------       -----------    ----------
Net deferred tax liability         $       - -        $      - -    $      - -
                                   ===========       ===========    ==========

                                    November 30,                   November 30,
                                       1996           Net Change       1997
                                   -----------        ------------  -----------
Deferred tax assets:
   Net operating loss carryforward $   753,279        $(  753,279)  $      - -
   Accruals related to
     self-insurance                     97,444             30,723      128,167
   State and local tax benefit          16,701             16,809       33,510
                                   -----------        -----------   ----------
                                       867,424         (  705,747)     161,677
Valuation allowance                (    29,027)            29,027   (      - -)
                                   -----------        -----------   ----------
   Deferred tax asset                  838,397         (  676,720)     161,677
Deferred tax liabilities:
   Property and equipment basis
     difference                    (   838,397)        (  265,547)  (1,103,944)
                                   -----------        -----------  -----------
Net deferred tax liability         $       - -        $(  942,267) $(  942,267)
                                   ===========        ===========  ===========


10. MAJOR CUSTOMERS

   Norton had two customers each year who accounted for approximately 28%, 42% and 44% of consolidated operating revenues for the years ended November 30, 1997, 1996 and 1995, respectively.






11. RELATED PARTY TRANSACTIONS

        On May 19, 1993 a former officer of Norton advanced $90,000 and a director/former officer of NDSI advanced $410,000 to Norton in the form of unsecured demand notes. These notes required interest equal to Norton's primary lending institution's prime rate. The notes were convertible into our common stock at $0.44 per share for a total 1,136,363 shares. The Conversion Price was determined by our Board of Directors at its meeting on May 19, 1993, at a premium over the average of the bid and ask price of the shares of common stock at the close of business on May 18, 1993. Interest charged to operations on the notes payable was $40,241, $41,651 and $49,116 in 1997, 1996 and 1995, respectively. On November 13, 1997, the two individuals exercised their option to convert the notes into our common stock.

   Two of our directors, a corporation owned by one of our directors, and a former officer of Norton have ownership interests in an entity from which Norton purchased drilling rig machinery at a cost of $168,155 in 1997.

     In the year ended November 30, 1995, the three individuals and the corporation mentioned above, along with the Drilling Segment, participated in a joint venture in three wells. The joint venture contracted with Norton to drill, equip, and operate the three wells and incurred costs of approximately $58,000 in the year ending November 30, 1997, $83,000 in the year ending November 30, 1996 and $716,000 for the year ending November 30, 1995.

   In April, 1996, Norton sold substantially all of its interest in the joint venture to a corporation in which the two directors of NDSI, the corporation owned by a director of NDSI and the former officer of Norton, are stockholders. The sales price of the interest sold was $200,000 and Norton realized a gain on the sale of the interest of approximately $117,000. The corporation's pro rata share of the costs from the date of sale to November 30, 1997 were approximately $30,000 of which approximately $740 was outstanding at November 30, 1997.

   Each joint venture participant was liable for their pro rata share of the costs incurred. Norton's share was approximately $1,000 in the year ended November 30, 1997, $17,000 in the year ended November 30, 1996 and $200,000 for the year ended November 30, 1995. The aggregate costs to the five related parties mentioned above was approximately $24,000 for the year ending November 30, 1997, $19,000 for the year ending November 30, 1996 and $79,000 for the year ending November 30, 1995. The amounts due from related parties at November 30, 1997 and 1996 were approximately $1,000 both years.

   On October 3, 1995, we issued 1,083,096 shares of our common stock at $0.125 per share to a corporation owned by two former directors/officers of NDSI and their spouses in satisfaction of an indebtedness of the Nursery Segment of $135,387.




11. RELATED PARTY TRANSACTIONS (Continued)

   On June 6, 1996, we repurchased the 1,083,096 shares of our common stock mentioned above at $0.08 per share as part of a stock purchase and settlement agreement for a total of $86,648. The two individuals resigned from our Board of Directors and all offices held by them with us and with any of our affiliates. In addition a third director resigned from our Board of Directors. As a part of the agreement, we also delivered $30,000 to be used to assist in the resolution of certain pending tax claims against the Nursery Segment, and to the former directors. In return, we were indemnified with respect to certain liabilities of the Nursery Segment.

12. COMMON STOCK

Stock issuance

   On May 19, 1993 a former officer of Norton advanced $90,000 and a director/former officer of NDSI advanced $410,000 to Norton in the form of unsecured demand notes. These notes required interest equal to Norton's primary lending institution's prime rate. The notes were convertible into our common stock at $0.44 per share for a total 1,136,363 shares of our common stock. On November 13, 1997, the two individuals exercised their option to convert the notes into our common stock.

   On October 3, 1995, NDSI issued 1,083,096 shares of its common stock at $0.125 per share to a corporation owned by two former directors/officers of NDSI and their spouses in satisfaction of an indebtedness of the Nursery Segment of $135,387.

   Through November 30, 1996, four employees of Norton , three of which are our directors, had not been paid a total of $266,350 to which they were entitled under their employment agreements with us. At a meeting of our Board of Directors on February 23, 1997, the officers of NDSI were directed to take all action necessary to issue to these four employees 396,071 shares of common stock worth $166,349 in partial satisfaction of the unpaid amounts. The number of shares that was issued was based upon a valuation of a recognized valuation expert opining as to the fair market value of the price of the common stock to be received.

   During the year ended November 30, 1997, options to purchase 416,000 shares of our commons stock granted under the 1989 Stock Option Plan were exercised. 122,357 shares of our stock was surrendered to us by the option holders in lieu of paying the exercise price in cash. These shares have been recorded as treasury stock with cost equal to the aggregate amount of the respective exercise prices of $137,979.






12. COMMON STOCK (Continued)

Purchase of treasury stock

   On June 6, 1996, NDSI repurchased the 1,083,096 shares of its common stock mentioned above at $0.08 per share from the corporation owned by the two former directors/officers of NDSI and their spouses as part of a stock purchase and settlement agreement.

13. STOCK OPTIONS AND WARRANTS

1989 stock option plan

   In June 1989, the stockholders approved our 1989 stock option plan (the "Plan"). The Plan provides for the granting of a total of 500,000 qualified and non-qualified options to employees, officers, directors and consultants of NDSI.

   The first options were granted under the plan on May 19, 1993. The number of shares under options granted on May 19, 1993 were 90,000 at $0.375 ($33,750) and 100,000 at $0.406 per share ($40,600) which was at or above fair market value on the date granted. The options were granted to employees of NDSI and our subsidiaries (150,000 shares) and to two non-employee directors (20,000 shares each).

   On August 27, 1993 four non-employee directors received options to acquire 10,000 shares each under the plan at $0.391 per share ($15,640) which was the fair market value at that date.

   On May 19, 1994 four non-employee directors received options to acquire 10,000 shares each under the plan at $0.34 per share ($13,600) which was the fair market value at that date.

   On August 8, 1994 one non-employee director received an option to acquire 25,000 shares under the plan at $0.3125 ($7,813) which was the fair market value at that date.

   On October 15, 1994 one non-employee director received an option to acquire 100,000 shares under the plan at $0.125 ($12,500) which was the fair market value at that date.

   On February 23, 1997 three non-employee directors received options to acquire 40,000 shares each and one non-employee director received an option to acquire 10,000 shares under the plan at $0.56 per share ($72,800) which was the fair market value at that date.

   On May 21, 1997 two non-employee directors received options to acquire 10,000 shares each under the plan at $0.63 per share ($12,600) which was the fair market value at that date.


13. STOCK OPTIONS AND WARRANTS (Continued)

   During the year ended November 30, 1997, options to purchase 416,000 shares of our stock were exercised at prices from $0.125 to $0.56 per share. All options under the Plan expire five years from the date the options were granted.

1997 Stock Option Plan

   On September 25,1997, our stockholders approved the 1997 Stock Option
Plan (the "97 Plan"). The 97 Plan allows for the awarding of stock options, stock appreciation rights or restricted stock. These awards can be made to our officers, employees, directors or consultants at the discretion of the compensation committee of our board of directors. The maximum number of shares of our common stock reserved for the grant of awards under this plan is 1,150,000 shares. As of November 30, 1997 no awards had been made under the 97 Plan.

   A summary of the status of options awarded under the above-mentioned plans as of November 30, 1997 and 1996 and the changes during each of the two years then ended is presented below:

                                          Year ended November 30,
                               ---------------------------------------------
                                         1997                   1996
                               ---------------------   ---------------------
                                Number of   Weighted    Number of   Weighted
                                shares of   Average     shares of   Average
                               Underlying   Exercise   Underlying   Exercise
                                Options       Price      Options     Price
                               ----------   --------   ----------   --------
Outstanding at beginning
   of the year                    333,500     $0.302     353,500     $0.306
Granted                           150,000      0.569         - -        - -
Exercised                        (416,000)     0.371         - -        - -
Forfeited                        (  3,000)     0.406    ( 20,000)     0.366
Expired                               - -        - -         - -        - -
                                 --------     ------    --------     ------
Outstanding at end of
   year                            64,500     $0.475     333,500     $0.302
                                 ========               ========
Weighted average fair
   value of options
   granted                                    $0.443                 $  - -
                                              ======                 ======
   The following table summarizes information about stock options outstanding as of November 30, 1997:

                           Options Outstanding and Exercisable
                      ---------------------------------------------
                         Number        Weighted              Weighted
     Range of         Outstanding       Average              Average
     Exercise             and      Remaining Contractual     Exercise
     Prices           Exercisable      Life (in years)       Price
-----------------     -----------  ---------------------     --------
 $0.406 to $0.630        64,500            3.24               $0.475




13. STOCK OPTIONS AND WARRANTS (Continued)

Warrants

     On February 23, 1997, our Board of Directors authorized the issuance of warrants to purchase our common stock to a director/former officer as consideration for the individual personally guaranteeing certain obligations of Norton. A warrant was issued for guarantees related to obligations entered into through August 1996 and allows this person to purchase 640,000 shares of common stock at the exercise price of $0.50 per share. A second warrant was issued for guarantees related to obligations entered into in January 1997 and allows this person to purchase 17,024 shares of common stock at $0.78 per share.

     Our Board of Directors authorized the issuance of an additional warrant to the director/former officer discussed above on April 1, 1997. This warrant allows this person to purchase 32,000 shares of common stock at an exercise price of $0.625 per share.

     None of the above-mentioned warrants were exercised during the year and all remained outstanding at November 30, 1997.

     A summary of the status of warrants outstanding as of November 30, 1997 and 1996 and the changes during each of the two years then ended is presented below:

                                         Year ended November 30,
                           ------------------------------------------------
                                      1997                    1996
                           -----------------------   ----------------------
                            Number of     Weighted    Number of    Weighted
                            shares of     Average     shares of    Average
                           Underlying     Exercise   Underlying    Exercise
                            Warrants       Price      Warrants       Price
                           ----------    ---------   ----------    --------
Outstanding at beginning
     of the year                 - -      $  - -         - -         $  - -
Granted                      689,024       0.513         - -            - -
Exercised                        - -         - -         - -            - -
Forfeited                        - -         - -         - -            - -
Expired                          - -         - -         - -            - -
                             -------      ------      ------         ------
Outstanding at end of
     year                    689,024      $0.513         - -         $  - -
                             =======                  ======
Weighted average fair
     value of warrants
     granted                              $0.480                      $  - -
                                          ======                      ======





13. STOCK OPTIONS AND WARRANTS (Continued)

     The following table summarizes information about warrants outstanding as of November 30, 1997:

                                     Warrants Outstanding and Exercisable
                                    ----------------------------------------
                                      Number         Weighted       Weighted
                       Range of     Outstanding  Average Remaining  Average
                       Exercise         and         Contractual     Exercise
                       Prices        Exercisable   Life (in years)   Price
                  ----------------  ------------ ----------------- ---------
                  $0.500 to $0.780    689,024           6.15          $0.513

     The fair value of each stock option and/or warrant granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants during the year ended November 30, 1997:

               Dividend yield           - 0.00%
               Risk free interest rate  - 6.25%
               Expected life            - 6.57 years
               Expected volatility      - 99.99%

     No options/warrants were granted during the year ended November 30, 1996.

    Had the compensation costs for our stock-based compensation been determined consistent with SFAS 123, our net income and net income per common share for the years ended November 30, 1997 and 1996 would approximate the pro-forma amounts shown below:
                                                Year ended November 30,
                                               -------------------------
                                                  1997           1996
                                               ----------     ----------
     Net income:
        As reported                            $2,461,932     $3,430,942
        Pro-forma                               2,199,887      3,430,942

     Net income per common share-Primary:
        As reported                               $0.11          $0.14
        Pro-forma                                  0.09           0.14

     Net income per common share-assuming
      full dilution:
        As reported                               $0.10          $0.14
        Pro-forma                                  0.09           0.14

     SFAS No. 123 does not apply to awards prior to December 15, 1995.







14.  COMMITMENTS AND CONTINGENCIES

Leases

     Norton entered into a five year noncancellable operating lease for its general office space in May 1994. In September 1997 Norton executed an addendum to this lease for additional space. The addendum period is for 20 months and expires at the same time as the original lease agreement. Norton also leases storage space in Texas and Wyoming on month to month leases. Rent expense charged to operations under operating leases amounted to $48,584, $57,140 and $46,727 in 1997, 1996 and 1995, respectively.

     Minimum future lease payments under operating leases are as follows:

                            Years Ending    Operating
                            November 30,     Leases
                            ------------    ---------
                                1998         $ 55,704
                                1999           23,210
                                             --------
                                             $ 78,914
                                             ========

Letters of credit

     As of November 30, 1997, Norton is contingently liable under an irrevocable letter of credit in the amount of $331,376.

Guarantee of indebtedness

     In February 1997, Norton executed a corporate guarantee of debt of a supplier in the original amount of $81,000. As of November 30, 1997 the balance of the debt was approximately $71,000 and the borrower was not in default on the obligation.

Employment contracts

     On December 1, 1995, NDSI, through its subsidiary, Norton Drilling Company, entered into five-year employment contracts with each of Sherman H. Norton, Jr., S. Howard Norton, III, John W. Norton and Johnie P. Rose. The contracts provide for annual salaries of $104,500 to each of these employees with no provision for annual bonuses.

     On March 1, 1997, NDSI, through its subsidiary, Norton Drilling Company, entered into a new five-year employment contract with Sherman H. Norton, Jr, which replaced the above-mentioned agreement for him. The new contract provides for an annual salary of $153,500. The provisions of this new contract are the same as the prior contract for Mr. Norton except for the amount of salary.

     On December 1, 1995, Norton entered into a three-year employment agreement with one of it's employees which provides for a salary of $78,000 per year.



14.  COMMITMENTS AND CONTINGENCIES (Continued)

Litigation

     The Company is involved in various routine litigation incident to its business. In the Company's opinion, none of these proceedings will have a material adverse effect on the Company in management's opinion.

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

Year 2000

     Many existing computer programs use two digits to identify a year in the date field. These programs were designed and developed without considering the upcoming change in century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000.

     We have conducted a comprehensive review of our computer systems to identify the systems which could be affected by the Year 2000 issue, and are developing an implementation plan to resolve the issue.

     Based on our review of our computer systems, we do not believe that the cost of remediation will be material to our financial position and results of operations.

15. CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject us to concentrations of credit risk consist primarily of demand deposits, temporary cash investments and trade receivables.


15. CONCENTRATIONS OF CREDIT RISK (Continued)

    We believe that we place our demand deposits and temporary cash investments with high credit quality financial institutions. Our demand deposits and temporary cash investments consisted of the following at November 30, 1997 and 1996:

                                                   1997        1996
                                                ---------   ---------
    Deposit in FDIC insured institutions
       under $100,000                           $ 102,889   $ 102,266
    Deposit in FDIC insured institutions
       over $100,000                              325,252     704,864
                                                ---------   ---------
                                                  428,141     807,130
    Less outstanding checks and other
       reconciling items                         (151,044)   ( 32,904)
                                                ---------   ---------
    Cash and cash equivalents                   $ 277,097   $ 774,226
                                                =========   =========
   Concentrations of credit risk with respect to trade receivables are primarily focused on contract drilling receivables. The concentration is mitigated by the diversification of customers for which Norton provides drilling services. No significant losses from individual contracts were experienced during the years ended November 30, 1997 and 1996. Included in general and administrative expense for the year ended November 30, 1997 is a credit to the provision for doubtful receivables of approximately $59,000 and a charge to the provision for doubtful receivables of approximately $187,000 for the year ended November 30,1996.

   During the years ended November 30, 1997 and 1996, two customers accounted for approximately 28% and 42%, respectively, of Norton's contract drilling revenues.

16. DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

   At November 30, 1997 and 1996, the carrying value of our financial instruments, which primarily include notes payable, approximates fair value in management's opinion because of the frequency of their repricing.

17. SUBSEQUENT EVENTS

   Norton entered into two new borrowing arrangements with a bank on February 17, 1998. The first was a demand note payable in the amount of $4,500,000. This note bears interest at 2.0% above the Wall Street Journal prime rate and calls for monthly payments of $53,750 plus accrued interest beginning March 1, 1998 through maturity on February 1, 2005.

   The second arrangement was a revolving line of credit with a borrowing facility of $3,000,000. This line of credit requires monthly payments of interest only at 1.0% above the Wall Street Journal prime rate with remaining principal and interest due at maturity on April 1, 1999.

  Both of the above notes are collateralized by accounts receivable and general intangibles as well as thirteen drilling rigs and related equipment. In addition a new master loan agreement was entered into with this bank which

17. SUBSEQUENT EVENTS (Continued)

modified certain restrictive covenants. The most significant modification was an increase in the required net worth of Norton from $5,000,000 to $8,000,000.

   On February 6, 1998, the compensation committee of our board of directors awarded options to purchase 752,000 shares of our common stock at $1.50 per share under our 1997 Stock Option Plan. The Board of Directors approved these awards at its meeting on February 24, 1998. These options were awarded to various employees of Norton. No compensation cost was recognized in connection with this award.

Exhibit 11.1 Statement Re Computation of Per-Share Earnings

                     NORTON DRILLING SERVICES, INC.
                COMPUTATION OF EARNINGS PER COMMON SHARE

                                             Fiscal Year Ended November 30,
                                         ------------------------------------
                                            1997         1996         1995
                                         ----------   ----------  -----------
PRIMARY EARNINGS PER SHARE
Income (Loss) from Continuing Operations $2,208,858   $  537,895  $(  868,319)
Income (Loss) from Discontinued Operations  253,074    2,893,047   (1,526,060)
                                         ----------   ----------  -----------
Net Income (Loss)                        $2,461,932   $3,430,942  $(2,394,379)
                                         ==========   ==========  ===========
Shares
  Weighted average number of shares
   outstanding                           23,256,247   23,365,170   22,961,606
  Add-Dilutive effect of outstanding
   stock options (as determined by the
   application of the treasury stock
   method)                                  491,339       27,746          - -
                                         ----------   ----------   ----------
  Weighted average number of shares
   outstanding as adjusted               23,747,586   23,392,916   22,961,606
                                         ==========   ==========   ==========
Income (Loss) from Continuing Operations:
  Primary                                $0.093014(a)$0.022994(a)$(0.037816)(b)
Income (Loss) from Discontinued Operations:
  Primary                                 0.010657(a) 0.123672(a) (0.066461)(b)
                                         ---------   ---------   ----------
Net Income (Loss) per share: Primary     $0.103671(a)$0.146666(a)$(0.104277)(b)
                                         =========   =========   ==========
ASSUMING FULL DILUTION
Income (Loss) from Continuing Operations $2,208,858  $  537,895  $(  868,319)
  Add-Interest on convertible debt           26,559      41,651       49,116
                                          ---------  ----------   -----------
                                          2,235,471     579,546   (  819,203)
Income (Loss) from Discontinued Operations  253,074   2,893,047   (1,526,060)
                                         ----------  ----------  -----------
Net Income (Loss)                        $2,488,491  $3,472,593  $(2,345,263)
                                         ==========  ==========  ===========
Shares:
  Weighted average number of shares
   outstanding                           23,256,247  23,365,170   22,961,606
  Add-Dilutive effect of outstanding
   stock options (as determined by the
   application of the treasury stock
   method)                                  637,081     172,746          - -
  Add-Dilutive effect of convertible debt 1,086,550   1,136,364    1,136,364
                                         ----------  ----------   ----------
                                          1,723,631   1,309,110    1,136,364
  Weighted average number of shares
   outstanding as adjusted               24,979,879  24,674,280   24,097,970
                                         ==========  ==========   ==========

Income (Loss) from continuing operations:
  Assuming full dilution                 $0.089489   $0.023488   $(0.033995)(b)
Income (Loss) from discontinued operations:
  Assuming full dilution                  0.010131    0.117250    (0.063327)(b)
                                         ---------   ---------   ----------
Net Income (Loss) per share: Assuming
  full dilution                          $0.099620   $0.140737   $(0.097322)(b)
                                         =========   =========   ==========

(a)This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.

(b)This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although not required by paragraph 30 of APB Opinion No. 15 because its effect is anti-dulitive.


                               F-72


Exhibit 10.43

                               OWNER OF COLLATERAL
                               NORTON DRILLING COMPANY

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

 2. OBLIGATIONS. The Collateral shall secure the payment and performance of all of Borrower's and Owner's present and future, joint and/or several, direct and indirect, absolute and contingent, express and implied, indebtedness, (including costs of collection, legal expenses and attorneys' fees, incurred by Lender upon the occurrence of a default under this Agreement, in collecting or enforcing payment of such indebtedness or preserving, protecting or realizing on the Collateral), liabilities, obligations and covenants (cumulatively "Obligations") to Lender; pursuant to:

 a. this Agreement and the following promissory notes and agreements:


INTEREST        PRINCIPAL AMOUNT/   FUNDING/   MATURITY   CUSTOMER    LOAN
RATE              CREDIT LIMIT     AGREEMENT    DATE       NUMBER    NUMBER

VARIABLE          $4,500,000.00    02/17/98   02/01/05              1111285

VARIABLE          $3,000,000.00    02/17/98   04/01/99              1099514

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

 X All accounts and contract rights including, but not limited to, the accounts and contract rights described on Schedule A attached hereto and incorporated herein by this reference;

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

 X All general intangibles including, but not limited to, the general intangibles described on Schedule A attached hereto and incorporated herein by this reference;

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

 X  OIL AND GAS DRILLING RIGS

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


 4. OWNER'S TAXPAYER IDENTIFICATION. Owner's social security number or federal taxpayer identification number is: 75-2394846

 5. RESIDENCY/LEGAL STATUS. Owner is a resident of the state of: n/a
Owner is a: X Corporation;    Partnership;    Non-Profit Association;
Limited Liability Company; duly organized, validly existing and in good standing under the laws of the state of: Delaware

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

   28. MISCELLANEOUS. This Agreement is executed for commercial purposes. Owner shall supply information regarding Owner's business operations and financial condition or the Collateral in the form and manner as requested by Lender. All information furnished by Owner to Lender shall be true, accurate and complete in all respects. Owner and Lender agree that time is of the essence. All references to Owner in this Agreement shall include all parties signing below. If there is more than one Owner, their obligations shall be joint and several. This Agreement shall remain in full force and effect until Lender provides Owner with written notice of termination. This Agreement and any related documents represent the complete and integrated understanding between Owner and Lender pertaining to the terms and conditions of those documents.

   29. ADDITIONAL TERMS:

Borrower will have no more than thirty (30) days to cure any default from the date of written notice by the Bank.

Owner acknowledges that Owner has read, understands, and agrees to the terms and conditions of this Agreement.

This Agreement and related documents have been signed in the county of Lender's address unless otherwise specified: LUBBOCK

Dated: February 17, 1998

                           LENDER: PLAINS NATIONAL BANK OF WEST TEXAS
                                   P.O. Box 271

                           DARRELL W ADAMS
                           SENIOR VICE PRESIDENT

OWNER: NORTON DRILLING COMPANY                OWNER: NORTON DRILLING COMPANY

/s/ S. Howard Norton       /s/ Sherman Norton
S. Howard Norton           Sherman Norton
President                  Chairman


OWNER:                     OWNER:



OWNER:                     OWNER:



OWNER:                     OWNER:




SCHEDULE A
ALL ACCOUNTS AND GENERAL INTANGIBLES NOW OWNED OR HEREAFTER ACQUIRED AND THIRTEEN (13) OIL AND GAS DRILLING RIGS AND RELATED EQUIPMENT LOCATED IN LEVELLAND, TEXAS.

SCHEDULE B



SCHEDULE C



SCHEDULE D

Exhibit 10.44

The Plains National Bank PNB
5010 University
Lubbock, Texas 79413
(806-795-7131 "LENDER" Lubbock County


COMMERCIAL CONTINUING GUARANTY

        GUARANTOR                                          BORROWER
NORTON DRILLING SERVICES, INC.                    NORTON DRILLING COMPANY

        ADDRESS                                            ADDRESS
                                       5211 BROWNFIELD HWY, SUITE 230
LUBBOCK, TX 79407                             LUBBOCK, TX. 79407
Telephone     Identification No.              Telephone     Identification No.

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




THIS GUARANTY HAS BEEN SIGNED IN THE COUNTY OF THE LENDER'S ADDRESS UNLESS OTHERWISE SPECIFIED: LUBBOCK




GUARANTOR ACKNOWLEDGES GUARANTOR HAS READ, UNDERSTANDS, AND AGREES TO THE TERMS AND CONDITIONS OF THIS AGREEMENT INCLUDING THE TERMS AND CONDITIONS ON THE REVERSE SIDE. GUARANTOR ACKNOWLEDGES RECEIPT OF AN EXACT COPY OF THIS AGREEMENT.



DATED: February 17, 1998









GUARANTOR: NORTON DRILLING SERVICES, INC.                     GUARANTOR:
/S/ Sherman H. Norton
SHERMAN H. NORTON- CHAIRMAN OF
THE BOARD


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

THE PLAINS NATIONAL BANK PNB           GUARANTOR
5010 University                    NORTON DRILLING SERVICES, INC.
Lubbock, Texas 79413                               DISCLAIMER OF
(806)-795-7131 "LENDER"                            ORAL AGREEMENTS
Lubbock County

                                 ADDRESS

                            LUBBOCK, TX
                            Telephone No.     Identification No.



OFFICER   INTEREST  PRINCIPAL AMOUNT/  FUNDING/  MATURITY  CUSTOMER    LOAN
INITIALS   RATE     CREDIT LIMIT      AGREEMENT   DATE      NUMBER    NUMBER

DWA      VARIABLE   $3,000,000.00    02/17/98   04/01/99             1099514


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




Date: FEBRUARY 17, 1998

                       Lender: Plains National Bank of West Texas
                                 P.O. Box 271

                               DARRELL W ADAMS
                               SENIOR VICE PRESIDENT



GUARANTOR: NORTON DRILLING SERVICES, INC.                    GUARANTOR:

/S/ Sherman H. Norton
SHERMAN H. NORTON- CHAIRMAN OF
THE BOARD

GUARANTOR:                                                   GUARANTOR:

THE PLAINS NATIONAL BANK PNB           GUARANTOR
5010 University                    NORTON DRILLING SERVICES, INC.
Lubbock, Texas 79413
(806)-795-7131 "LENDER"                   DISCLAIMER OF
Lubbock County                            ORAL AGREEMENTS

                       ADDRESS

                  LUBBOCK, TX
                  Telephone No.     Identification No.



OFFICER    INTEREST   PRINCIPAL AMOUNT/   FUNDING/   MATURITY  CUSTOMER   LOAN
INITIALS    RATE        CREDIT LIMIT     AGREEMENT    DATE      NUMBER   NUMBER

DWA        VARIABLE    $4,500,000.00     02/17/98    02/01/05           1099514


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




Date: FEBRUARY 17, 1998

                       Lender: Plains National Bank of West Texas
                                 P.O. Box 271

                               DARRELL W ADAMS
                               SENIOR VICE PRESIDENT



GUARANTOR: NORTON DRILLING SERVICES, INC.                GUARANTOR:

/S/ Sherman H. Norton
SHERMAN H. NORTON- CHAIRMAN OF
THE BOARD

GUARANTOR:                                               GUARANTOR: