Form 10-Q
period 1998-02-28
NORTON DRILLING SERVICES INC
filed 1998-04-15
CIK 806850

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549



(Mark One)                          FORM 10-Q


    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarterly Period Ended February 28, 1998

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


             Class                         Outstanding at April 4, 1997
Common stock, par value $.01 per share                  25,844,799 shares

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

   Unaudited Consolidated Statements of Stockholders' Equity............5

   Unaudited Consolidated Statements of Cash Flows......................6

   Notes to Consolidated Financial Statements...........................8

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations...................................................11

Part II - Other Information ............................................14

Item 1. Legal Proceedings ..............................................14

Item 6. Exhibits and Reports on Form 8-K................................14

Signatures .............................................................15

                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
   The following financial statements include all adjustments which in managements'opinion are necessary in order to make the financial statements not misleading.

           NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS
                             (Unaudited)
                                                February 28, November 30,
                                                   1998          1997
                                                -----------  ------------
Current assets:
   Cash and cash equivalents                    $   261,488  $   277,097
   Accounts receivable, trade, less allowance for
     doubtful accounts of $242,183 and $220,075,
     respectively                                 6,778,599    6,153,958
   Costs and estimated earnings in excess of
     billings on uncompleted contracts              680,110    1,008,756
   Prepaid expenses and other current assets        323,925      434,996
                                                -----------  -----------
        Total current assets                      8,044,122    7,874,807

Property and equipment, at cost, net of
   accumulated depreciation                      10,306,157   10,351,456
Goodwill, net of accumulated amortization         1,293,252    1,317,067
Note receivable, net of current maturities           70,488       75,764
Security deposits                                   143,991      143,991
                                                -----------  -----------
        Total assets                            $19,858,010  $19,763,085
                                                ===========  ===========
Current liabilities:
   Current maturities of notes payable          $   816,274  $ 2,403,986
   Accounts payable                               4,055,857    3,978,868
   Billings is excess of costs of uncompleted
    contracts                                           - -       12,228
   Accrued expenses and other current liabilities 1,456,296    1,885,352
   Net liabilities of discontinued operations        96,257      104,953
                                                -----------  -----------
        Total current liabilities                 6,424,684    8,385,387
                                                -----------  -----------
Long-term liabilities
   Notes payable, less current maturities         3,554,036    2,633,802
   Deferred income taxes                          1,252,046      942,267
                                                -----------  -----------
        Total long-term liabilities               4,806,082    3,576,069
                                                -----------  -----------
Commitments and contingencies                           - -          - -

Stockholders' equity:
   Common stock-par value $.01;
     authorized-100,000,000 shares;
     issued-25,844,799 and 25,841,799 shares at
     February 28, 1998 and November 30, 1997,
     respectively;
     outstanding-24,639,346 and 24,636,346 shares
     at February 28, 1998 and November 30, 1997,
     respectively                                  258,448      258,418
   Additional paid-in capital                   10,519,320   10,518,132
   Accumulated deficit                         ( 1,925,897) ( 2,750,294)
                                               -----------  -----------
                                                 8,851,871    8,026,256
   Less treasury stock, at cost                (   224,627) (   224,627)
                                               -----------  -----------
        Total stockholders' equity               8,627,244    7,801,629
                                               -----------  -----------
        Total liabilities and stockholders'
          equity                               $19,858,010  $19,763,085
                                               ===========  ===========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

           NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)


                                             For the three months ended
                                             --------------------------
                                               February 28, February 28,
                                                   1998        1997
                                             -------------  ------------
Operating revenues:
   Contract drilling revenues                  $ 9,507,887   $ 6,958,785
   Other                                             2,122         1,346
                                               -----------   -----------
       Total operating revenues                  9,510,009     6,960,131
                                               -----------   -----------
Operating costs and expenses:
   Direct drilling costs                         7,066,484     6,327,599
   General and administrative                      454,880       316,310
   Depreciation, depletion and amortization        750,029       377,874
   Other                                             2,843         1,419
                                               -----------   -----------
       Total operating costs and expenses        8,274,236     7,023,202
                                               -----------   -----------
       Operating income (loss)                   1,235,773   (    63,071)
                                               -----------   -----------
Other income (expense):
   Net gain on sale of assets                      211,856       134,830
   Interest expense                            (   123,332)  (   116,925)
                                               -----------   -----------
       Total other income (expense), net            88,524        17,905
                                               -----------   -----------
Income (loss) before provision for income taxes  1,324,297   (    45,166)
                                               -----------   -----------
Income tax expense
   Current                                         190,121           - -
   Deferred                                        309,779           - -
                                               -----------   -----------
                                                   499,900           - -
                                               -----------   -----------
Net income (loss)                              $   824,397   $(   45,166)
                                               ===========   ===========

Per share data:
   Basic
     Net income (loss)                              $0.03       $(0.00)
                                                    =====       =======
   Diluted
     Net income (loss)                              $0.03       $(0.00)
                                                    =====       =======
Weighted average number of common shares outstanding
   Basic                                        24,637,813    22,832,273
                                                ==========    ==========
   Diluted                                      25,175,049    22,832,273
                                                ==========    ==========








 The accompanying notes are an integral part of these unaudited consolidated financial statements.

             NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                     Common Stock          Treasury Stock
                                ----------------------   --------------------
                                  Shares     Par Value    Shares       Cost
                                ----------   ---------   ---------  ---------
Balance, November 30, 1996      23,893,365   $ 238,934   1,083,096  $( 86,648)

Net loss for the three months
   ended February 28, 1997             - -         - -         - -        - -
                                ----------   ---------   ---------  ---------
Balance, February 28, 1997      23,893,365   $ 238,934   1,083,096  $( 86,648)
                                ==========   =========   =========  =========

Balance, November 30, 1997      25,841,799   $ 258,418   1,205,453  $(224,627)

Exercise of stock options            3,000          30         - -        - -

Net income for the three months
   ended February 28, 1998             - -         - -         - -        - -
                                ----------   ---------   ---------   ---------
Balance, February 28, 1998      25,844,799   $ 258,448   1,205,453  $(224,627)
                                ==========   =========   =========  =========

                                      Additional                    Total
                                        Paid-in    Accumulated  Stockholders'
                                        Capital      Deficit       Equity
                                      -----------  ------------  -----------
Balance, November 30, 1996            $ 9,716,928  $(5,212,226)  $ 4,656,988

Net loss for the three months
   ended February 28, 1997                    - -   (   45,166)   (   45,166)
                                      -----------  -----------   -----------
Balance, February 28, 1997            $ 9,716,928  $(5,257,392)  $ 4,611,822
                                      ===========  ===========   ===========

Balance, November 30, 1997            $10,518,132  $(2,750,294)  $ 7,801,629

Exercise of stock options                   1,188          - -         1,218

Net income for the three months
   ended February 28, 1998                    - -      824,397       824,397
                                      -----------  -----------   -----------

Balance, February 28, 1998            $10,519,320  $(1,925,897)   $8,627,244
                                      ===========  ===========    ==========














The accompanying notes are an integral part of these unaudited consolidated financial statements.

        NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  For the three months ended
                                                  --------------------------
                                                  February 28,   February 28,
                                                     1998            1997
                                                  ------------   ------------
Cash flows from operating activities:
     Net income (loss)                            $    824,397  $(    45,166)
     Adjustments to reconcile net income
      (loss) to net cash provided by operating
      activities:
      Depreciation, depletion and amortization         750,029       377,874
      Gain on sale of assets                        (  211,856)  (   134,830)
      Deferred income tax expense                      309,779           - -
     Increase (decrease) in cash flows as a
       result of changes in operating asset
       and liability account balances:
       (Increase) decrease in accounts
         receivable-trade                           (  624,641)      415,004
       Decrease in insurance proceeds recoverable          - -        46,327
       (Increase) decrease in net costs and
         estimated earnings in excess of billings
         on uncompleted contracts                      316,418    (   26,080)
       Decrease in prepaid expenses and other
         current assets                                111,071        77,060
       Increase (decrease) in accounts payable          76,989    (  347,831)
       Decrease in accrued expenses and other
         current liabilities                        (  429,056)   (  180,924)
                                                    ----------    ----------
       Net cash provided by continuing operations    1,123,130       181,434
       Net cash used in discontinued operations     (    8,696)   (   35,439)
                                                    ----------    ----------
       Net cash provided by operating activities     1,114,434       145,995
                                                    ==========    ==========
Cash flows from investing activities:
     Collections on note receivable                      5,276           - -
     Proceeds from sale of property and equipment      246,707       134,830
     Acquisition of property and equipment          (  664,221)   (1,103,325)
                                                    ----------    ----------
       Net cash used in investing activities        (  412,238)   (  968,495)
                                                    ----------    ----------
Cash flows from financing activities:
     Proceeds from notes payable                     4,114,754       500,000
     Proceeds from (repayments of) revolving
       line of credit, net                          (1,465,000)      165,000
     Repayments of notes payable                    (3,368,777)   (  371,441)
     Exercise of stock options                           1,218           - -
                                                    ----------    ----------
       Net cash provided by (used in) financing
         activities                                 (  717,805)      293,559
                                                    ----------    ----------
       Net decrease in cash and cash equivalents    (   15,609)   (  528,941)

Cash and cash equivalents at beginning of period       277,097       774,226
                                                    ----------   -----------
Cash and cash equivalents at end of period          $  261,488   $   245,285
                                                    ==========   ===========




                              (Continued)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

            NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Continued)

                                                  For the three months ended
                                                  --------------------------
                                                  February 28,   February 28,
                                                      1998          1997
                                                  ------------   ------------
Supplemental disclosures of cash flows information:
     Cash paid during the period:

       Interest                                    $  162,332    $   106,754
                                                   ==========    ===========
       Income taxes                                $  479,457    $       - -
                                                   ==========    ===========

     Supplemental Schedule of Non-cash Investing and Financing Activities:

       During the periods ending February 28, 1998 and February 28, 1997, we acquired property and equipment in connection with borrowings in the amounts of $51,546 and $26,732, respectively.






































The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  NORTON DRILLING SERVICES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          (Unaudited)


1. PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

    In our opinion, the accompanying consolidated balance sheet as of February 28, 1997 and the condensed consolidated statements of operations, stockholders' equity, and cash flows for the three months ended February 28, 1998 and February 28, 1997 include all adjustments (consisting only of normal recurring adjustments and accruals) considered necessary to present fairly the financial position as of February 28, 1998, the results of operations and cash flows for the three months ended February 28, 1998 and February 28, 1997. The accompanying consolidated balance sheet as of November 30, 1997 is presented herein as unaudited, inasmuch as such balance sheet was prepared from the balance sheet set forth in the audited consolidated financial statements and does not reflect all disclosures and footnotes contained in those audited consolidated financial statements.

     The results of operations for the three months ended February 28, 1998 are not necessarily indicative of the results of operations for the entire year.

  2. EARNINGS PER SHARE

     We adopted the provision of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" during the quarter ended February 28, 1998. This standard amends Accounting Principles Board ("APB") Opinion No. 15 "Earnings per Share" and requires the presentation of basic and diluted earnings per share versus primary and fully diluted earnings per share which had been required by APB Opinion No. 15. Earnings per share for the quarter ended February 28, 1997 has been restated to conform with the requirements of SFAS No. 128. The adoption of this new standard did not have a material effect to us for the quarters ended February 28, 1998 and 1997.

     Basic earnings per share ("EPS") has been computed using the weighted average number of common shares outstanding during the three month period ending February 28, 1998 and February 29, 1997.

     Diluted EPS has been computed based on the weighted average number of common shares outstanding during the three month period ending February 28, 1998 and February 28, 1997 and on the net additional number of shares which would be issuable upon the exercise of stock options, assuming that we used the proceeds received to purchase additional shares at market value as well as the additional shares issuable relative to convertible debt.

     A reconciliation of the numerator and denominator of the Basic EPS calculation to that used to determine Diluted EPS is as follows:

                                                  For the three months
                                                    ended February 28,
                                                  ---------------------
                                                     1998        1997
                                                  ---------    --------
  Earnings Available to Common Stockholders:
     Basic                                         $824,397    $(45,166)
     Add interest on convertible debt                   - -      10,313
                                                   --------    --------
     Diluted                                       $824,397    $(34,853)
                                                   ========    ========

                                                    For the three months
                                                     ended February 28,
                                                   ---------------------
                                                      1998        1997
                                                   ---------    --------
  Weighted average shares outstanding:
     Basic                                        24,637,813   22,832,273
     Add:
        Additional shares issuable upon exercise
          of stock options and warrants              537,236          - -

        Additional shares issuable upon
          conversion of convertible debt                 - -          - -
                                                  ----------   ----------
     Diluted                                      25,175,049   22,832,273
                                                  ==========   ==========
3. RELATED PARTY TRANSACTIONS

      On May 19, 1993 a former officer of Norton advanced $90,000 and a director/former officer of NDSI advanced $410,000 to Norton in the form of unsecured demand notes. These notes required interest equal to Norton's primary lending institution's prime rate. The notes were convertible into our common stock at $0.44 per share for a total 1,136,363 shares. The Conversion Price was determined by our Board of Directors at its meeting on May 19, 1993, at a premium over the average of the bid and ask price of the shares of common stock at the close of business on May 18, 1993. On November 13, 1997, the two individuals exercised their option to convert the notes into our common stock. Interest charged to operations on the notes payable was approximately $10,000 for the three months ending February 28, 1997.

     In the year ended November 30, 1995, the three individuals and the corporation mentioned above, along with the Drilling Segment, participated in a joint venture in three wells. The joint venture contracted with Norton to drill, equip, and operate the three wells and incurred costs totaling $6,353 and $25,460 for the three months ending February 28, 1998 and February 28, 1997, respectively.

     In April, 1996, Norton sold substantially all of its interest in the joint venture to a corporation in which the two directors of NDSI, the corporation owned by a director of NDSI and the former officer of Norton, are stockholders. The sales price of the interest sold was $200,000 and Norton realized a gain on the sale of the interest of approximately $117,000. The corporation's pro rata share of the costs for the three month period ending February 28, 1998 were approximately $2,000 of which approximately $600 was outstanding at February 28, 1998.

     Each joint venture participant was liable for their pro rata share of the costs incurred. The aggregate costs to be borne by the five related parties mentioned above was $2,668 and $10,693 for the three months ending February 28, 1998 and February 28, 1997 respectively. The amounts due from related parties at February 28, 1998 and February 28, 1997 were approximately $800 and $10,000, respectively.

4. COMMON STOCK

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

  5. OPTIONS AND WARRANTS

     On February 23, 1997 our Board of Directors issued options to purchase 130,000 shares of our common stock to four of our directors in accordance with the our 1989 Stock Option Plan at an exercise price of $0.56 per share.

     On February 6, 1998, the compensation committee of our board of directors awarded options to purchase 752,000 shares of our common stock at $1.50 per share under our 1997 Stock Option Plan. The Board of Directors approved these awards at its meeting on February 24,1998. These options were awarded to various employees of Norton. No compensation cost was recorded in connection with this award.

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

     None of the above-mentioned warrants have been exercised and all remained outstanding at February 28, 1998.

  6. NOTES PAYABLE

     Norton Drilling Company ("Norton") entered into two borrowing arrangements with a bank on February 17, 1998. The first was a demand note payable in the amount of $4,500,000. This note bears interest at 2.0% above the Wall Street Journal prime rate and calls for monthly payments of $53,750 plus accrued interest beginning March 1, 1998 through maturity on February 1, 2005.

     The second arrangement is a revolving line of credit with a borrowing facility of $3,000,000. This line of credit requires monthly payments of interest only at 1.0% above the Wall Street Journal prime rate with remaining principal and interest due at maturity on April 1, 1999.

     Both of the above notes are collateralized by accounts receivable and general intangibles as well as thirteen drilling rigs and related equipment. In addition a master loan agreement was entered into with this bank which contains certain restrictive covenants. The most significant of which is that Norton maintain a minimum net worth of $8,000,000.

  Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

  Liquidity and Capital Resources

    As of February 28, 1998, we had working capital of approximately $1,619,000 and cash and cash equivalents of approximately $261,000 as compared to a working capital deficiency of approximately $511,000 and cash and cash equivalents of approximately $277,000 at November 30, 1997. For the three months ending February 28, 1997, operations provided approximately $1,114,000 in cash flows and our financing activities used approximately $718,000. For the three months ended February 28, 1997, operations provided approximately $146,000 in cash flows and our financing activities provided approximately $294,000. The use of funds in the three month period ending February 28, 1997 was mainly attributable to the acquisition of property and equipment. The use of funds in the three month period ending February 28, 1998 was mainly attributable to the repayment of notes payable and the revolving line of credit.

    Significant expenditures of NDSI primarily consist of the Drilling Segment's continual acquisition of replacement drilling equipment, such as drill collars, drill pipe, engines and transportation equipment to adequately maintain the operating status of the drilling fleet. Such expenditures for the three months ending February 28, 1998 and February 28, 1997, approximate $664,000 and $1,103,000, respectively. Capital expenditures decreased in the current three month period as compared to the three month period in the prior year. This was because in the period ending February 28, 1997 the Drilling Segment incurred significant expenditures for the purchase of drill pipe and general upgrading of two rigs. The Drilling Segment anticipates capital expenditures of approximately $2,750,000 for fiscal 1998 to be funded from existing bank credit lines and cash flows from operations. Due to numerous uncertainties regarding the availability, price and delivery of certain drilling equipment, our anticipated level of capital expenditures may fluctuate commensurate with the volatility of the industry.

    We believe that cash flows from operations and borrowings should be sufficient to fund operations and adequately service our debt for the next twelve months. The risks associated with the oil and gas industry, such as the volatility of oil and gas prices, could adversely affect our operations.

    Comparison of the three months ended February 28, 1998 and February
  28, 1997

    For the three months ended February 28, 1998 contract drilling revenues were approximately $9,508,000 as compared to $6,959,000 for the three months ended February 28, 1997, an increase of $2,549,000 or 36.6%. Average rig utilization was 92.2% in the three months ended February 28, 1998 compared to 80.4% in the three months ended February 28, 1997. The increase in drilling revenues was due to an increase in drilling rig utilization and an increase in rig rates.

    Direct drilling costs for the three months ended February 28, 1998 were approximately $7,066,000 or 74.3% of contract drilling revenues as compared to $6,328,000 or 90.9% of contract drilling revenues for the three months ended February 28, 1997. The increase in costs was primarily attributable to the increase in the number of rigs which Norton was operating. Direct rig and job costs decreased as a percentage of revenues because the rates Norton charged for the use of its drilling rigs increased more than its costs associated with those rigs.

    General and administrative expenses were approximately $455,000 for the three months ended February 28, 1998 as compared to approximately $316,000 for the three months ended February 28, 1997. The increase in general and administrative expenses was due to the hiring of and additional office employee, increases in officers salaries according to employment agreements and an increase in the amount reserved for uncollectible on trade accounts receivable.

    Interest expense was approximately $123,000 and $117,000 in the three months ended February 28, 1998 and February 28, 1997, respectively. The increase in interest expense was due to an increase in borrowings over the past year.

    In the three months ended February 28, 1998, net income before income taxes was approximately $1,324,000 as compared to a loss of approximately $45,000 in the three months ended February 28, 1997. The increase in net income was due mainly to increased drilling revenues and a reduction of costs as a percentage of drilling revenues.

  Volatility of Oil and Natural Gas Prices

   Our revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and gas. In recent years, oil and gas prices and markets have been extremely volatile. Prices are affected by market supply and demand factors as well as actions of state and local agencies, the United States and foreign governments and international cartels. All of these factors are beyond our control. Any significant or extended decline in oil and/or gas prices could have a material adverse effect on our financial condition and results of operations. The price of oil rose to a six-year high of $25.75 per barrel in January 1997, and fell to a ten-year low of $11.00 per barrel in March 1998. These low oil prices have adversely impacted our operations. Should oil prices remain at these levels or continue to decline or natural gas prices decline, our operations could be further adversely affected.

  Market Conditions for Contract Drilling Services

   The contract drilling business has experienced increased demand for drilling services due to higher oil and gas prices. However, the market for onshore contract drilling services has generally been depressed since mid-1982, when crude oil and natural gas prices began to weaken. A particularly sharp decline in demand for contract drilling services occurred in 1986 because of the world-wide collapse in oil prices (to approximately $10.00 per Bbl in April 1986). Since this time and except during the occasional upturns, there have been substantially more drilling rigs available than necessary to meet demand in most operating and geographic segments of the domestic drilling industry. As a result, drilling contractors have had difficulty sustaining profit margins. Reactivation of onshore drilling rigs or new construction of drilling rigs could also adversely affect rig utilization rates and pricing even in an environment of higher oil and natural gas prices and increased drilling activity. We cannot predict either the future level of demand for contract drilling services or future conditions in the contract drilling industry.

  Recent Accounting Standards

   The Financial Accounting Standards Board ("FASB") issued Statment of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and the presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (1) classify items of other comprehensive income by their nature in a financial statement (2) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and will be adopted by us during the quarter ending February 28, 1999 in our 1999 fiscal year.

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

  PART II-OTHER INFORMATION

  Item 1. Legal Proceedings

   On January 6, 1998, a judgment was rendered in favor of Norton against one of its customers for non-payment on account. The judgment awarded
  Norton approximately $464,000 plus pre-judgment interest of approximately $84,000. Interest on the judgment will continue to accrue at the rate of 18% until paid. The customer requested a new trial which was denied on March 22, 1998. The judgment was then appealed by the customer in April, 1998.


  Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

    Exhibit No.                 Name


        27     Financial Data Schedule for the period ending
               February 28, 1998

        27.1 Restated Financial Data Schedule for the fiscal year ending November 30, 1996

    (b) Reports on Form 8-K

        None

                          SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  NORTON DRILLING SERVICES, INC.


  Dated: April 14, 1998 By:/S/ Sherman H. Norton, Jr.
                         Sherman H. Norton, Jr.
                         Chairman of the Board

  Dated: April 14, 1998 By:/s/ David W. Ridley
                         David Ridley, Chief Financial Officer
                         (Principal Financial and Accounting Officer)