Form 10-Q
period 1998-05-31
NORTON DRILLING SERVICES INC
filed 1998-07-07
CIK 806850

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



(Mark One)                          FORM 10-Q


    [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended May 31, 1998

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


                Class                         Outstanding at July 3, 1998
Common stock, par value $.01 per share                24,671,601 shares




                                1 of 18 Pages

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

    Notes to Consolidated Financial Statements...........................9

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations...................................................13

Item 3. Quantitative and Qualitative Disclosure About Market Risk.......17

Part II - Other Information ............................................17

Item 1. Legal Proceedings ..............................................17

Item 6. Exhibits and Reports on Form 8-K................................17

Signatures .............................................................18

























                                2 of 18 Pages

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
   The  following   financial   statements  include  all  adjustments  which  in
managements' opinion are necessary in order to make the financial statements not misleading.

                   NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)

                                                         May 31,   November 30,
                                                          1998          1997
                                                       ----------- ------------
Current assets:
   Cash and cash equivalents                           $ 1,226,723  $   277,097
   Accounts receivable, trade, less allowance for
     doubtful accounts of $242,183 and $220,075,
     respectively                                        3,889,441    6,153,958
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                     650,046    1,008,756
   Prepaid expenses and other current assets               378,947      434,996
                                                       -----------  -----------
           Total current assets                          6,145,157    7,874,807

Property and equipment, at cost, net of
   accumulated depreciation                             10,743,973   10,351,456
Goodwill, net of accumulated amortization                1,269,437    1,317,067
Note receivable, net of current maturities                  68,387       75,764
Security deposits                                          143,991      143,991
                                                       -----------  -----------
           Total assets                                $18,370,945  $19,763,085
                                                       ===========  ===========

Current liabilities:
   Current maturities of notes payable                 $   648,351  $ 2,403,986
   Accounts payable                                      2,872,912    3,978,868
   Billings is excess of costs of uncompleted contracts        - -       12,228
   Accrued expenses and other current liabilitie         1,289,217    1,885,352
   Net liabilities of discontinued operations               96,257      104,953
                                                        ----------  -----------
           Total current liabilities                     4,906,737    8,385,387
                                                        ----------  -----------

Long-term liabilities
   Notes payable, less current maturities                3,733,844    2,633,802
   Deferred income taxes                                 1,173,446      942,267
                                                        ----------  -----------
           Total long-term liabilities                   4,907,290    3,576,069
                                                        ----------  -----------

Commitments and contingencies                                  - -          - -

Stockholders' equity:
   Common stock-par value $.01;
     authorized-100,000,000 shares;
     issued-25,886,299 and 25,841,799 shares at May
      31, 1998 and November 30, 1997,respectively;
     outstanding-24,671,601 and 24,636,346 shares at
      May 31, 1998 and November 30, 1997,respectively      258,863      258,418
   Additional paid-in capital                           10,535,754   10,518,132
   Accumulated deficit                                 ( 2,001,501) ( 2,750,294)
                                                       -----------  -----------
                                                         8,793,116    8,026,256
   Less treasury stock, at cost                        (   236,198) (   224,627)
                                                       -----------   ----------
           Total stockholders' equity                    8,556,918    7,801,629
                                                       -----------  -----------
           Total liabilities and stockholders' equity  $18,370,945  $19,763,085
                                                       ===========  ===========



         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                    3 of 18 Pages


                  NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)


                                    For the six months ended  For the three months ended
                                    ------------------------  --------------------------
                                      May 31,       May 31,       May 31,     May 31,
                                       1998          1997          1998         1997
                                    -----------   -----------   ----------   -----------
Operating revenues:
  Contract drilling revenues        $16,084,866   $15,010,192   $6,576,979   $ 8,051,407
  Other                                  12,850         3,238       10,728         1,892
                                    -----------    ----------   ----------   -----------

  Total operating revenues           16,097,716    15,013,430    6,587,707     8,053,299
                                    -----------   -----------   ----------   -----------

Operating costs and expenses:
  Direct drilling costs              12,680,067    13,739,528    5,613,583     7,411,929
  General and administrative            749,899       535,449      295,019       219,139
  Depreciation, depletion and
   amortization                       1,511,878       958,655      761,849       580,781
  Other                                   4,077         3,352        1,234         1,933
                                    -----------   -----------   ----------   -----------

  Total operating costs and expenses 14,945,921    15,236,984    6,671,685     8,213,782
                                    -----------   -----------   ----------   -----------

  Operating income (loss)             1,151,795   (   223,554)  (   83,978)  (   160,483)
                                    -----------   -----------   -----------  -----------

Other income (expense):
  Net gain on sale of assets            211,856       209,795          - -        74,965
  Interest income                         8,502           - -        8,502           - -
  Interest expense                  (   221,560)  (   264,514)  (   98,228)  (   147,589)
                                    -----------   -----------   ----------   -----------

    Total other income (expense),
          net                       (     1,202)  (    54,719)  (   89,726)  (    72,624)
                                    -----------   -----------   ----------   -----------

Income (loss) before provision for
  income taxes and discontinued
  operations                          1,150,593   (   278,273)  (  173,704)  (   233,107)

Income tax expense (benefit)
  Current                               170,621          - -    (   19,500)         - -
  Deferred                              231,179          - -    (   78,600)         - -
                                    -----------   -----------    ----------  -----------
                                        401,800          - -    (   98,100)         - -
                                    -----------   -----------    ----------  -----------

Income (loss) from continuing
  operations                            748,793   (   278,273)  (   75,604)  (   233,107)

Adjustment to provision for loss on
  disposal credited                         - -        25,000          - -        25,000
                                    -----------   -----------    ---------   -----------

Net income (loss)                   $   748,793   $(  253,273)  $(  75,604)  $(  208,107)
                                    ===========    ===========   ==========   ===========













         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                  4 of 18 Pages


                     NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                   (Continued)

                                       For the six months ended  For the three months ended
                                       ------------------------  --------------------------
                                         May 31,       May 31,      May 31,       May 31,
                                          1998          1997         1998          1997
                                      -----------   -----------   ----------   ------------
Per share data:
   Basic
     Income (loss) from continuing
      operations                         $0.03        $(0.01)      $(0.00)       $( 0.01)
     Income from discontinued operations   - -          0.00          - -           0.00
                                         -----         -----       ------        -------
         Net income (loss)               $0.03        $(0.01)      $(0.00)       $( 0.01)
                                         =====        ======       ======        =======

   Diluted
     Income (loss) from continuing
      operations                         $0.03        $(0.01)      $(0.00)       $( 0.01)
     Income from discontinued operations   - -          0.00          - -           0.00
                                         -----         -----       ------        -------
         Net income (loss)               $0.03        $(0.01)      $(0.00)       $( 0.01)
                                         =====        ======       ======        =======

Weighted average number of
 common shares outstanding
   Basic                              24,642,799   23,021,362    24,647,678    23,206,340
                                      ==========   ==========    ==========    ==========

   Diluted                            25,142,137   23,021,362    24,647,678    23,206,340
                                      ==========   ==========    ==========    ==========


































         The accompanying notes are an integral part of these unaudited consolidated financial statements.


                              5 of 18 Pages

                     NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (Unaudited)


                                       Common Stock            Treasury Stock
                                   ---------------------    -------------------
                                     Shares    Par Value      Shares      Cost
                                   ----------  ---------    --------- ---------
Balance, November 30, 1996         23,893,365  $238,934     1,083,096 $( 86,648)

Shares issued in satisfaction of
   liabilities                        396,071     3,960           - -       - -

Net loss for the six months
   ended May 31, 1997                     - -       - -           - -       - -
                                   ----------  --------     ---------   -------

Balance May 31, 1997               24,289,436  $242,894     1,083,096 $( 86,648)
                                   ==========  ========     ========= =========

Balance November 30, 1997          25,841,799  $258,418     1,205,453 $(224,627)

Exercise of stock options              44,500       445         9,245  ( 11,571)

Net income for the six months
   ended May 31, 1998                     - -       - -           - -       - -
                                   ----------  --------     ---------   -------

Balance May 31, 1998               25,886,299  $258,863     1,214,698 $(236,198)
                                   ==========  ========     ========= =========


                                                       Retained
                                     Additional        Earnings/        Total
                                       Paid-in      (Accumulated   Stockholders'
                                      Capital         Deficit)         Equity
                                   -----------      -----------    -------------
Balance, November 30, 1996         $ 9,716,928      $(5,212,226)    $ 4,656,988

Shares issued in satisfaction of
   liabilities                         162,389              - -         166,349

Net loss for the six months
   ended May 31, 1997                      - -       (  253,273)     (  253,273)
                                   -----------       ----------      ----------

Balance May 31, 1997               $ 9,879,317      $(5,465,499)    $ 4,570,064
                                   ===========      ===========     ===========

Balance November 30, 1997          $10,518,132      $(2,750,294)     $7,801,629

Exercise of stock options               17,622              - -           6,496

Net income for the six months
   ended May 31, 1998                      - -          748,793         748,793
                                    ----------      -----------      ----------

Balance May 31, 1998               $10,535,754      $(2,001,501)     $8,556,918
                                   ===========      ===========      ==========












         The accompanying notes are an integral part of these unaudited consolidated financial statements.


                                  6 of 18 Pages


                      NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                     For the six months ended   For the three months ended
                                     ------------------------   --------------------------
                                        May 31,     May 31,       May 31,       May 31,
                                         1998         1997          1998          1997
                                      ----------  ------------  ------------  ------------
Cash flows from operating activities:
  Net income (loss)                  $  748,793   $(  253,273)  $(  75,604)  $(  208,107)
  Adjustments to reconcile net
   income (loss) to net cash provided
    by operating activities:
   Adjustment to provision for loss
     on disposal credited                   - -    (   25,000)         - -    (   25,000)
   Depreciation, depletion and
    amortization                      1,511,878       958,655      761,849       580,781
   Gain on sale of assets            (  211,856)   (  209,795)         - -    (   74,965)
   Deferred income tax expense
    (benefit)                           231,179           - -   (   78,600)
  Increase (decrease) in cash flows
   as a result of changes in operating
   asset and liability account balances:
  (Increase) decrease in accounts
      receivable-trade                2,264,517    (  675,961)   2,889,158    (1,090,965)
  Increase in insurance proceeds
      recoverable                           - -    (    1,969)         - -    (   48,296)
  Decrease in net cost and estimated
      earnings in excess of billings
      on uncompleted contracts          346,482        17,807       30,064        43,887
  (Increase) decrease in prepaid
      expenses and other current assets  56,048       133,963   (   55,023)       56,903
  Increase (decrease) in accounts
      payable                        (1,105,956)      319,349   (1,182,945)      667,180
  Increase (decrease) in accrued
      expenses and other current
      liabilities                    (  596,135)   (   30,132)  (  167,079)      150,793
                                     ----------    ----------   ----------    ----------

   Net cash provided by continuing
      operations                      3,244,950       233,644    2,121,820        52,211
    Net cash used in discontinued
     operations                      (    8,696)   (   35,492)         - -    (       53)
                                     ----------    ----------   ----------    ----------

    Net cash provided by operating
    activities                        3,236,254       198,152    2,121,820        52,158
                                     ----------    ----------   ----------    ----------

Cash flows from investing activities:
  Collections on note receivable          7,377           - -        2,101           - -
  Proceeds from sale of property
   and equipment                        246,707       240,741          - -       105,911
  Acquisition of property and
   equipment                         (1,840,069)   (1,832,846)  (1,175,848)    ( 729,522)
                                     ----------    ----------   ----------     ---------

   Net cash used in investing
    activities                       (1,585,985)   (1,592,105)  (1,173,747)    ( 623,611)
                                     ----------    ----------   ----------     ---------





         The accompanying notes are an integral part of these unaudited consolidated financial statements.


                                  7 of 18 Pages


                      NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   (Continued)


                                     For the six months ended   For the three months ended
                                     ------------------------   --------------------------
                                       May 31,       May 31,      May 31,        May 31,
                                        1998          1997         1998           1997
                                      ----------  ------------ ------------  -------------
Cash flows from financing activities:
   Proceeds from notes payable        4,500,000       500,000      385,246           - -
   Proceeds from (repayments of)
    revolving line of credit, net    (1,465,000)      815,000          - -       650,000
   Repayments of notes payable       (3,742,139)   (  522,268)   ( 373,362)    ( 150,827)
   Exercise of stock options              6,496           - -        5,278           - -
                                     ----------    ----------   ----------     ---------

   Net cash provided by (used in)
    financing activities             (  700,643)      792,732       17,162       499,173
                                     ----------    ----------   ----------     ---------

   Net increase (decrease) in cash
    and cash equivalents                949,626    (  601,221)     965,235     (  72,280)

Cash and cash equivalents at
    beginning of period                 277,097       774,226      261,488       245,285
                                     ----------    ----------   ----------    ----------
Cash and cash equivalents at
    end of period                    $1,226,723    $  173,005   $1,226,723    $  173,005
                                     ==========    ==========   ==========    ==========



Supplemental disclosures of cash flows information: Cash paid during the period:

    Interest                         $  218,569     $ 238,945   $   56,237    $  132,191
                                     ==========     =========   ==========    ==========

    Income taxes                     $  622,232    $   21,066    $ 142,775    $   21,066
                                     ==========    ==========    =========    ==========

   Supplemental Schedule of Non-cash Investing and Financing Activities:

     During the periods ending May 31, 1998 and 1997, we acquired property and equipment in connection with capital lease arrangements in the amount of $51,546 and $83,887, respectively.

     In March, 1997, 396,071 shares of common stock were issued in satisfaction of outstanding liabilities of Norton in the amount of $166,349.

     During the period ending May 31, 1998, stock options issued under our 1989 Employee Stock Option Plan were converted in which 44,500 shares of our common stock were issued to option holders and 9,245 shares of common stock were surrendered by option holders to us in lieu of cash payment of the exercise price representing an increase in treasury stock of $11,571.










         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                  8 of 18 Pages

                 NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



1. PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements include the accounts of Norton Drilling Services, Inc. ("NDSI") and its wholly-owned subsidiaries, Norton Drilling Company ("Norton") and Lobell, Inc. ("Lobell"). All significant intercompany accounts and transactions have been eliminated.

     In our opinion, the accompanying consolidated balance sheet as of May 31, 1998 and the condensed consolidated statements of operations, stockholders' equity, and cash flows for the three and six months ended May 31, 1998 and 1997 include all adjustments (consisting only of normal recurring adjustments and accruals) considered necessary to present fairly the financial position as of May 31, 1998, the results of operations and cash flows for the three and six months ended May 31, 1998 and 1997. The accompanying consolidated balance sheet as of November 30, 1997 is presented herein as unaudited, inasmuch as such balance sheet was prepared from the balance sheet set forth in the audited consolidated financial statements and does not reflect all disclosures and footnotes contained in those audited consolidated financial statements.

     The results of operations for the three and six months ended May 31, 1998 are not necessarily indicative of the results of operations for the entire year.

2. EARNINGS PER SHARE

     We adopted the provision of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" during the quarter ended February 28, 1998. This standard amends Accounting Principles Board ("APB") Opinion No. 15 "Earnings per Share" and requires the presentation of basic and diluted earnings per share versus primary and fully diluted earnings per share which had been required by APB Opinion No. 15. Earnings per share for the three and six month periods ended May 31, 1997 has been restated to conform with the requirements of SFAS No. 128. The adoption of this new standard did not have a material effect to us for the three and six month periods ended May 31, 1997 and 1998.

     Basic earnings per share ("EPS") has been computed using the weighted average number of common shares outstanding during the three and six month periods ending May 31, 1998 and 1997.

     Diluted EPS has been computed based on the weighted average number of common shares outstanding during the three and six month periods ending May 31, 1998 and 1997 and on the net additional number of shares which would be issuable upon the exercise of stock options, assuming that we used the proceeds received to purchase additional shares at market value as well as the additional shares issuable relative to convertible debt which was outstanding for the three and six month periods ending May 31, 1997. Additional shares relative to stock options and convertible debt have been excluded from the determination of diluted EPS when their effect is anti-dilutive.








                               9 of 18 Pages

                 NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


2. EARNINGS PER SHARE (Continued)

     A reconciliation of the numerator and denominator of Basic EPS from continuing operations calculation to that used to determine Diluted EPS from continuing operations is as follows:

                           For the six months ended   For the three months ended
                           ------------------------   --------------------------
                              May 31,       May 31,      May 31,        May 31,
                               1998          1997         1998           1997
                            -----------  ------------ ------------  ---------
Net income (loss) from
 continuing operations
 available to Common
 Stockholders:
     Basic                    $ 748,793    $(278,273)   $( 75,604)   $( 208,107)
     Add interest on
      convertible debt              - -          - -          - -           - -
                              ---------    ---------    ---------     ---------

  Diluted                     $ 748,793    $(278,273)   $( 75,604)   $( 208,107)
                              =========    =========    =========    ==========

Weighted average shares
 outstanding:
   Basic                     24,642,799    23,021,362   24,647,678    23,206,340
   Add:
     Additional shares
      issuable upon
      exercise of stock
      options and warrants      499,338           - -          - -           - -

     Additional shares
      issuable upon
      conversion of
      convertible debt              - -           - -          - -           - -
                             ----------    ----------   ----------     ---------

     Diluted                 25,142,137    23,021,362   24,647,678    23,206,340
                             ==========    ==========   ==========    ==========


3. RELATED PARTY TRANSACTIONS

     On May 19, 1993 a former officer of Norton advanced $90,000 and a director/former officer of NDSI advanced $410,000 to Norton in the form of unsecured demand notes. These notes required interest equal to Norton's primary lending institution's prime rate. The notes were convertible into our common stock at $0.44 per share for a total 1,136,363 shares. The Conversion Price was determined by our Board of Directors at its meeting on May 19, 1993, at a premium over the average of the bid and ask price of the shares of common stock at the close of business on May 18, 1993. On November 13, 1997, the two individuals exercised their option to convert the notes into our common stock. Interest charged to operations on the notes payable was approximately $20,000 for the six months ending May 31, 1997.









                                 10 of 18 Pages

                 NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

4. COMMON STOCK

     Through November 30, 1996, four employees of Norton , three of which are directors, had not been paid a total of $266,350 to which they were entitled under their employment agreements with us. At a meeting of our Board of Directors on February 23, 1997, the officers of NDSI were directed to take all action necessary to issue to these four employees 396,071 shares of common stock worth $166,349 in partial satisfaction of the unpaid amounts. The number of shares that was issued was based upon a valuation of a recognized valuation expert opining as to the fair market value of the price of the common stock to be received.

5. OPTIONS AND WARRANTS

     On February 23, 1997 our Board of Directors issued options to purchase 130,000 shares of our common stock to four of our directors in accordance with our 1989 Stock Option Plan at an exercise price of $0.56 per share. At May 31, 1998, all of these options had been exercised.

     On February 23, 1997, our Board of Directors authorized the issuance of warrants to purchase our common stock to a director/former officer as consideration for the individual personally guaranteeing certain obligations of Norton. A warrant was issued for guarantees related to obligations entered into through August 1996 and allows this person to purchase 640,000 shares of common stock at the exercise price of $0.50 per share. A second warrant was issued for guarantees related to obligations entered into in January 1997 and allows this person to purchase 17,024 shares of common stock at $0.78 per share. A third warrant was issued on April 1, 1997 for guarantees related to obligations entered into on April 1, 1997 and allows the officer/director to purchase 32,000 shares of common stock at $0.625 per share. At May 31, 1998, none of these warrants had been exercised and all remained outstanding.

     On May 21, 1997, our Board of Directors issued options to purchase 20,000 shares of our common stock to two of our directors in accordance with our 1989 Stock Option Plan at an exercise price of $0.63 per share. At May 31, 1998, none of these options had been exercised and all remained outstanding.

     On February 6, 1998, the compensation committee of our board of directors awarded options to purchase 752,000 shares of our common stock at $1.50 per share under our 1997 Stock Option Plan. The Board of Directors approved these awards at its meeting on February 24, 1998. These options were awarded to various employees of Norton. No compensation cost was recorded in connection with this award. At May 31, 1998, none of these options had been exercised and all remained outstanding.

     On April 14, 1998, our Board of Directors issued options to purchase 60,000 shares of our common stock to three of our directors in accordance with our 1997 Stock Option Plan at an exercise price of $1.20 per share. At May 31, 1998, none of these options had been exercised and all remained outstanding.







                                 11 of 18 Pages

                 NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

6. NOTES PAYABLE

     Norton Drilling Company entered into two borrowing arrangements with a bank on February 17, 1998. The first was a demand note payable in the amount of $4,500,000. This note bears interest at 2.0% above the Wall Street Journal prime rate and calls for monthly payments of $53,750 plus accrued interest beginning March 1, 1998 through maturity on February 1, 2005.

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

7. COMMITMENTS AND CONTINGENCIES

    On March 1, 1997, NDSI, through our subsidiary Norton Drilling Company, entered into a five-year employment contract with Sherman H. Norton, Jr. which effectively replaced a previous employment contract the Company had with Mr. Norton. The new contract provides for an annual salary of $153,500. The provisions of the new contract are the same as the prior contract except for the amount of annual salary.


8. SUBSEQUENT EVENTS

     On June 4, 1998, Norton established a new subsidiary, Norton Drilling Company Mexico, Inc. This new subsidiary has signed a contract to drill 38 wells in the northern border states of Nuevo Leon and Tamaulipas in Mexico. Norton will move two rigs into Mexico in order to fulfill this contract.

                                 12 of 18 Pages

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     As of May 31, 1998, we had working capital of approximately $1,238,000 and cash and cash equivalents of approximately $1,227,000 as compared to a working capital deficiency of approximately $511,000 and cash and cash equivalents of approximately $277,000 at November 30, 1997. For the six months ended May 31, 1998, operations provided approximately $3,236,000 in cash flows and we used approximately $701,000 of cash flows in our financing activities. For the six months ending May 31, 1997, operations provided approximately $198,000 in cash flows and our financing activities provided approximately $793,000. Funds provided in the six month period ending May 31, 1998 were approximately $950,000 and came mainly from operations. Funds used in the six month period ending May 31, 1997 were mainly attributable to the acquisition of property and equipment.

     Significant expenditures of NDSI primarily consist of the Drilling Segment's continual acquisition of replacement drilling equipment, such as drill collars, drill pipe, engines and transportation equipment to adequately maintain the operating status of the drilling fleet. Such expenditures for the six months ending May 31, 1998 and 1997, approximate $1,840,000 and $1,833,000, respectively. The Drilling Segment anticipates capital expenditures of approximately $3,000,000 for fiscal 1998 to be funded from existing bank credit lines and cash flows from operations. Due to numerous uncertainties regarding the availability, price and delivery of certain drilling equipment, our anticipated level of capital expenditures may fluctuate commensurate with the volatility of the industry.

     We believe that cash flows from operations and borrowings should be sufficient to fund operations and adequately service our debt for the next twelve months. The risks associated with the oil and gas industry, such as the volatility of oil and gas prices, could adversely affect our operations.

   Comparison of the six months ended May 31, 1998 and 1997

     For the six months ended May 31, 1998 total operating revenues were approximately $16,098,000 as compared to $15,013,000 for the six months ended May 31, 1997, an increase of $1,085,000 or 7.2%. Average rig utilization was 77.9% in the six months ended May 31, 1998 compared to 89.4% in the six months ended May 31, 1997. The increase in drilling revenues was due to higher rates that Norton was able to get for its drilling rigs for the current year over what they were in the prior year. Even though rig utilization was down, the higher rates more than made up for the decrease in utilization.

     Direct drilling costs for the six months ended May 31, 1998 were approximately $12,680,000 or 78.8% of contract drilling revenues as compared to $13,740,000 or 91.5% of contract drilling revenues for the six months ended May 31, 1997. The decrease in direct drilling costs as a percent of revenues for the current year as compared to the prior year was because the rates Norton charged for the use of its drilling rigs increased more than its costs associated with those rigs. The decrease in the dollar amount of the costs was due to a decrease in rig utilization.

     General and administrative expenses were approximately $750,000 for the six months ended May 31, 1998 as compared to approximately $535,000 for the six months ended May 31, 1997. The increase in general and administrative

                              13 of 18 Pages
expenses was due to an increase in the allowance for doubtful accounts, increases in salaries due to the hiring of an additional sales representative, increases in officers salaries in accordance with employment agreements, and an increase in professional fees.

     Depreciation, depletion and amortization for the six months ended May 31, 1998 and 1997 was approximately $1,512,000 and $959,000, respectively. The increase was due to the large amount of capital expenditures made in the last twelve months.

     Interest expense was approximately $222,000 and $265,000 in the six months ended May 31, 1998 and 1997, respectively. The decrease in interest expense was due to a reduction in the interest rate on Norton's debt and the conversion of subordinated debt in the prior year to common stock of NDSI.

     In the six months ended May 31, 1998, net income from continuing operations was approximately $749,000 as compared to a net loss of approximately $278,000 in the six months ended May 31, 1997. The increase in earnings was due mainly to the reduction in direct drilling and job costs as a percentage of drilling revenues.

     In the six months ended May 31, 1997, we recognized a credit adjustment to the provision for loss on disposal of discontinued operations of $25,000 as compared to $-0- for the six months ended May 31, 1998.

   Comparison of the three months ended May 31, 1998 and 1997

     For the three months ended May 31, 1998 total operating revenues were approximately $6,588,000 as compared to $8,053,000 for the three months ended May 31, 1997, a decrease of approximately $1,465,000 or 18.2%. Average rig utilization was 63.6% in the three months ended May 31, 1998 compared to 94.7% in the three months ended May 31, 1997. The decrease in drilling revenues was due to the decrease in drilling rig utilization. Drilling revenues did not decrease comparatively to the decrease in rig utilization because the rates Norton charged for the use of its drilling rigs were higher this year as compared to last year.

     Direct drilling costs for the three months ended May 31, 1998 were approximately $5,614,000 or 85.2% of contract drilling revenues as compared to $7,412,000 or 92.0% of contract drilling revenues for the three months ended May 31, 1997. The decrease in direct drilling costs as a percent of revenues for the current year as compared to the prior year was because the rates Norton charged for the use of its drilling rigs increased more than its costs associated with those rigs. The decrease in the dollar amount of the costs was due to a decrease in rig utilization.

     General and administrative expenses were approximately $295,000 for the three months ended May 31, 1998 as compared to approximately $219,000 for the three months ended May 31, 1997. The increase in general and administrative expenses was due to a reduction in the estimated amount of professional fees owed of approximately $68,000 in the three months ended May 31, 1997.

     Depreciation, depletion and amortization for the three months ended May 31, 1998 and 1997 was approximately $762,000 and $581,000, respectively. The increase was due to the large amount of capital expenditures made in the last twelve months.

                              14 of 18 Pages

     Interest expense was approximately $98,000 and $148,000 in the three months ended May 31, 1998 and 1997, respectively. The decrease in interest expense was due to a reduction in the interest rate on Norton's debt and the conversion of subordinated debt in the prior year to common stock of NDSI.

     In the three months ended May 31, 1998, net loss from continuing operations was approximately $76,000 as compared to net loss of approximately $233,000 in the three months ended May 31, 1997. The decrease in loss was due mainly to the decrease in direct drilling costs as a percentage of drilling revenues.

     In the three months ended May 31, 1997, we recognized a credit adjustment to the provision for loss on disposal of discontinued operations of $25,000 as compared to $-0- for the three months ended May 31, 1998.

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

     As the result of lower crude oil prices, we have experienced a reduction in drilling activity. This reduction adversely impacted our revenues and net income for the quarter ended May 31, 1998 and is expected to similarly impact our results of operations until crude oil prices increase to a level substantially above the current prices and remain at such a level for an extended period of time.

Market Conditions for Contract Drilling Services

     Except for periods of time in 1991 and 1997, the market for onshore contract drilling services has generally been depressed since mid-1982, when crude oil and natural gas prices began to weaken. A particularly sharp decline in demand for contract drilling services occurred in 1986 because of the world-wide collapse in oil prices (to approximately $10.00 per Bbl in April
1986). Since 1986, and except during the occasional upturns, there have been substantially more drilling rigs available than necessary to meet demand in most operating and geographic segments of the domestic drilling industry. As a result, drilling contractors have had difficulty sustaining profit margins. Reactivation of onshore drilling rigs or new construction of drilling rigs could also adversely affect rig utilization rates and pricing even in an environment of higher oil and natural gas prices and increased drilling activity. We cannot predict either the future level of demand for contract drilling services or future conditions in the contract drilling industry.

                              15 of 18 Pages

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

     The FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" in February 1998. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement recognition of those plans. This statement is effective for fiscal years beginning after December 15, 1997 and will be adopted by us in our fiscal year ending November 30, 1999. The adoption of this new standard is not expected to have a material impact to us.

     The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and will be effective for us at the beginning of our fiscal quarter ending February 29, 2000. The provisions of this new standard are not expected to have a material impact to us.

Impact of Inflation

     While subject to inflation, our business was not adversely impacted by inflation during the three and six month periods ended May 31, 1998 and 1997 in any material respect. We do not believe that inflation will have a material impact on our business in the near future.

Year 2000

     Many existing computer programs use two digits to identify a year in the date field. These programs were designed and developed without considering the upcoming change in century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000.

      We have conducted a comprehensive review of our computer systems to

                             16 of 18 Pages
identify the systems which could be affected by the Year 2000 issue, and are developing an implementation plan to resolve the issue.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
   Not Applicable

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

Item 6. Exhibits and Reports on Form 8-K
   (a) Exhibits
        None

   27. Financial Data Schedule
   (b) Reports on Form 8-K
        None




                              17 of 18 Pages

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


NORTON DRILLING SERVICES, INC.


Dated: July 7, 1998        By:/S/ Sherman H. Norton, Jr.
                            Sherman H. Norton, Jr.
                            Chairman of the Board

Dated: July 7, 1998        By:/s/ David W. Ridley
                            David Ridley, Chief Financial Officer
                            (Principal Financial and Accounting Officer)

                              18 of 18 Pages