Form 10-Q
period 1998-08-31
NORTON DRILLING SERVICES INC
filed 1998-10-14
CIK 806850

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



(Mark One)                          FORM 10-Q


    [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended August 31, 1998

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


                Class                         Outstanding at October 5, 1998
Common stock, par value $.01 per share                24,671,601 shares




                                1 of 19 Pages

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

    Unaudited Consolidated Statements of Stockholders' Equity............6

    Unaudited Consolidated Statements of Cash Flows......................7

    Notes to Consolidated Financial Statements...........................9

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations...................................................13

Item 3. Quantitative and Qualitative Disclosure About Market Risk.......18

Part II - Other Information ............................................18

Item 1. Legal Proceedings ..............................................18

Item 6. Exhibits and Reports on Form 8-K................................18

Signatures .............................................................19

























                                2 of 19 Pages

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
   The  following   financial   statements  include  all  adjustments  which  in
managements' opinion are necessary in order to make the financial statements not misleading.

                   NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
                                                        August 31,     November 30,
                                                           1998            1997
                                                        ----------     ------------
Current assets:
   Cash and cash equivalents                            $ 1,251,951    $   277,097
   Accounts receivable, trade, less allowance for
     doubtful accounts of $242,183 and $220,075,
     respectively                                         4,241,848      6,153,958
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                      592,104      1,008,756
   Prepaid expenses and other current assets                783,275        434,996
                                                        -----------    -----------
           Total current assets                           6,869,178      7,874,807

Property and equipment, at cost, net of
   accumulated depreciation                              11,415,555     10,351,456
Goodwill, net of accumulated amortization                 1,245,622      1,317,067
Acquisition costs, net of accumulated amortization           42,677            - -
Note receivable, net of current maturities                   50,623         75,764
Security deposits                                           141,495        143,991
                                                        -----------    -----------

           Total assets                                 $19,765,150    $19,763,085
                                                        ===========    ===========

Current liabilities:
   Current maturities of notes payable                  $ 1,796,653    $ 2,403,986
   Accounts payable                                       2,317,397      3,978,868
   Billings in excess of costs of uncompleted contracts         - -         12,228
   Accrued expenses and other current liabilities         1,838,943      1,885,352
   Net liabilities of discontinued operations                93,792        104,953
                                                         ----------    -----------
           Total current liabilities                      6,046,785      8,385,387
                                                         ----------    -----------

Long-term liabilities
   Notes payable, less current maturities                 3,572,594      2,633,802
   Deferred income taxes                                  1,289,766        942,267
                                                         ----------    -----------
           Total long-term liabilities                    4,862,360      3,576,069
                                                         ----------    -----------

Commitments and contingencies                                   - -            - -

Stockholders' equity:
   Common stock-par value $.01;
     authorized-100,000,000 shares;
     issued-25,886,299 and 25,841,799 shares at August
      31, 1998 and November 30, 1997,respectively;
     outstanding-24,671,601 and 24,636,346 shares at
      August 31, 1998 and November 30, 1997,respectively    258,863        258,418
   Additional paid-in capital                            10,535,754     10,518,132
   Accumulated deficit                                  ( 1,702,414)   ( 2,750,294)
                                                          9,092,203      8,026,256
   Less treasury stock, at cost                         (   236,198)   (   224,627)
                                                         -----------    -----------
           Total stockholders' equity                     8,856,005      7,801,629
                                                        -----------    -----------
           Total liabilities and stockholders' equity   $19,765,150    $19,763,085
                                                        ===========    ===========

           The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                    3 of 19 Pages


                  NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)


                                    For the nine months ended  For the three months ended
                                    -------------------------  --------------------------
                                     August 31,   August 31,    August 31,   August 31,
                                       1998          1997          1998          1997
                                    -----------   -----------   ----------   ---------
Operating revenues:
  Contract drilling revenues        $22,602,152   $25,346,857   $6,517,286   $10,336,665
  Other                                  15,457         6,159        2,607         2,921
                                    -----------    ----------   ----------   -----------

  Total operating revenues           22,617,609    25,353,016    6,519,893    10,339,586
                                    -----------   -----------   ----------   -----------

Operating costs and expenses:
  Direct drilling costs              17,541,311    21,017,510    4,861,244     7,277,982
  General and administrative          1,168,572       819,822      418,673       284,373
  Depreciation, depletion and
   amortization                       2,229,808     1,520,105      717,930       561,450
  Other                                   4,834         4,915          757         1,563
                                    -----------   -----------   ----------   -----------

  Total operating costs and expenses 20,944,525    23,362,352    5,998,604     8,125,368
                                    -----------   -----------   ----------   -----------

  Operating income                    1,673,084     1,990,664      521,289     2,214,218
                                    -----------   -----------   ----------   -----------

Other income (expense):
  Net gain on sale of assets            220,362       243,304        8,506        33,509
  Interest income                        13,528           - -        5,026           - -
  Interest expense                  (   342,974)  (   421,213)  (  121,414)  (   156,699)
                                    -----------   -----------   ----------   -----------

    Total other income (expense),
          net                       (   109,084)  (   177,909)  (  107,882)  (   123,190)
                                     -----------   -----------   ----------   -----------

Income before provision for
  income taxes and discontinued
  operations                          1,564,000     1,812,755      413,407     2,091,028

Income tax expense
  Current                               168,621           - -    (   2,000)          - -
  Deferred                              347,499           - -      116,320           - -
                                    -----------   -----------   ----------   -----------
                                        516,120           - -      114,320           - -
                                    -----------   -----------   ----------   -----------

Income from continuing operations     1,047,880     1,812,755      299,087     2,091,028

Adjustment to provision for loss on
  disposal credited                         - -       253,074          - -       228,074
                                    -----------   -----------    ---------   -----------

Net income                          $ 1,047,880   $ 2,065,829    $ 299,087   $ 2,319,102
                                    ===========   ===========    =========   ===========













           The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                  (Continued)

                                 4 of 19 Pages


                     NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)

                                       (Continued)
                                   For the nine months ended  For the three months ended
                                   -------------------------  --------------------------
                                     August 31,   August 31,    August 31,   August 31,
                                       1998          1997          1998          1997
                                    -----------   -----------   ----------   ---------
Per share data:
   Basic
     Income from continuing operations   $0.04         $0.08        $0.01       $ 0.09
     Income from discontinued operations   - -          0.01          - -         0.01
                                         -----         -----       ------      -------
         Net income                      $0.04         $0.09        $0.01       $ 0.10
                                         =====         =====        =====       ======

   Diluted
     Income from continuing operations   $0.04         $0.08        $0.01       $ 0.08
     Income from discontinued operations   - -          0.01          - -         0.01
                                         -----         -----       ------      -------
         Net income                      $0.04         $0.09        $0.01       $ 0.09
                                         =====         =====        =====       ======

Weighted average number of common
 shares outstanding

   Basic                              24,651,590   23,113,927    24,671,601    23,297,044
                                      ==========   ==========    ==========    ==========

   Diluted                            25,094,148   24,548,678    24,923,965    24,911,044
                                      ==========   ==========    ==========    ==========



































           The accompanying notes are an integral part of these unaudited consolidated financial statements.



                              5 of 19 Pages


                     NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       (Unaudited)


                                           Common Stock           Treasury Stock
                                       ---------------------    ------------------
                                         Shares    Par Value      Shares     Cost
                                       ----------  ---------    ---------  -------
Balance, November 30, 1996             23,893,365  $238,934     1,083,096 $( 86,648)

Shares issued in satisfaction of
   liabilities                            396,071     3,960           - -       - -

Exercise of stock options                 379,500     3,795       120,851  (132,295)

Net income for the nine months
   ended August 31, 1997                      - -       - -           - -       - -
                                       ----------  --------     ---------   -------


Balance August 31, 1997                24,668,936  $246,689     1,203,947 $(218,943)
                                       ==========  ========     ========= =========

Balance November 30, 1997              25,841,799  $258,418     1,205,453 $(224,627)

Exercise of stock options                  44,500       445         9,245  ( 11,571)

Net income for the nine months
   ended August 31, 1998                      - -       - -           - -       - -
                                       ----------  --------     ---------   -------

Balance August 31, 1998                25,886,299  $258,863     1,214,698 $(236,198)
                                       ==========  ========     ========= =========


                                         Additional                        Total
                                          Paid-in       Accumulated    Stockholders'
                                          Capital          Deficit         Equity
                                       -----------      -----------     -----------
Balance, November 30, 1996             $ 9,716,928      $(5,212,226)    $ 4,656,988

Shares issued in satisfaction of
   liabilities                             162,389              - -         166,349

Exercise of stock options                  134,185              - -           5,685

Net income for the nine months
   ended August 31, 1997                       - -        2,065,829       2,065,829
                                       -----------       ----------      ----------

Balance August 31, 1997                $10,013,502      $(3,146,397)    $ 6,894,851
                                       ===========      ===========     ===========

Balance November 30, 1997              $10,518,132      $(2,750,294)     $7,801,629

Exercise of stock options                   17,622              - -           6,496

Net income for the nine months
   ended August 31, 1998                       - -        1,047,880       1,047,880
                                        ----------      -----------      ----------


Balance August 31, 1998                $10,535,754      $(1,702,414)     $8,856,005
                                       ===========      ===========      ==========







           The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                  6 of 19 Pages

                     NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                    For the nine months ended  For the three months ended
                                    -------------------------  --------------------------
                                     August 31,   August 31,    August 31,     August 31,
                                       1998          1997          1998            1997
                                    -----------   -----------   ----------    -----------
Cash flows from operating activities:
  Net income                         $1,047,880   $ 2,065,829   $  299,087    $ 2,319,102
  Adjustments to reconcile net
   income to net cash provided
    by operating activities:
   Adjustment to provision for loss
     on disposal credited                   - -    (  253,074)         - -    (  228,074)
   Depreciation, depletion and
    amortization                      2,229,808     1,520,105      717,930       561,450
   Gain on sale of assets            (  220,362)   (  243,304)  (    8,506)   (   33,509)
   Increase in allowance for doubtful
    accounts                            102,108           - -       80,000           - -
   Deferred income tax expense          347,499           - -      116,320           - -
  Increase (decrease) in cash flows
     as a result of changes in
     operating asset and liability
     account balances:
  (Increase) decrease in accounts
      receivable-trade                1,890,002    (1,683,455)  (  352,407)   (1,007,494)
  Decrease in insurance proceeds
      recoverable                           - -       153,586          - -       155,555
  (Increase) decrease in net cost and
      estimated earnings in excess of
      billings on uncompleted
      contracts                         404,424         2,709       57,942    (   15,098)
  Increase in prepaid expenses and
      other current assets           (  428,279)   (  160,176)  (  484,327)   (  294,139)
  (Increase) decrease in security
      deposits                            2,496    (   15,000)       2,496    (   15,000)
  Decrease in accounts payable       (1,661,471)   (  143,152)  (  555,515)   (  462,501)
  Increase (decrease) in accrued
      expenses and other current
      liabilities                    (   46,409)   (  126,283)     549,726    (   96,151)
                                     ----------    ----------   ----------    ----------

   Net cash provided by continuing
      operations                      3,667,696     1,117,785      422,746       884,141
    Net cash used in discontinued
     operations                      (   11,161)   (  179,452)  (    2,465)   (  143,960)
                                     ----------    ----------   ----------    ----------

    Net cash provided by operating
    activities                        3,656,535       938,333      420,281       740,181
                                     ----------    ----------   ----------    ----------

Cash flows from investing activities:
  Collections on note receivable          7,377           - -          - -           - -
  Increase in note receivable               - -    (  138,000)         - -    (  138,000)
  Increase in acquisition costs      (   44,923)          - -   (   44,923)          - -
  Proceeds from sale of property
   and equipment                        265,351       282,379       18,644        41,638
  Acquisition of property and
   equipment                         (3,247,441)   (2,150,682)  (1,407,372)   (  317,836)
                                     ----------    ----------   ----------    ----------

   Net cash used in investing
    activities                       (3,019,636)   (2,006,303)  (1,433,651)   (  414,198)
                                     ----------    ----------   ----------    ----------


               The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                  (Continued)

                                 7 of 19 Pages


                      NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                        (Continued)


                                     For the nine months ended  For the three months ended
                                     -------------------------  --------------------------
                                      August 31,   August 31,    August 31,    August 31,
                                        1998          1997          1998           1997
                                     -----------   -----------   ----------    ----------
Cash flows from financing activities:
   Increase in book cash overdraft          - -         7,547          - -         7,547
   Proceeds from notes payable        4,841,865       727,118      341,865       227,118
   Proceeds from (repayments of)
    revolving line of credit, net    (  565,000)      365,000      900,000    (  450,000)
   Repayments of notes payable       (3,945,406)   (  811,606)   ( 203,267)   (  289,338)
   Exercise of stock options              6,496         5,685          - -         5,685
                                     ----------    ----------    ---------    ----------

   Net cash provided by (used in)
    financing activities                337,955       293,744    1,038,598    (  498,988)
                                     ----------    ----------   ----------    ----------

   Net increase (decrease) in cash
    and cash equivalents                974,854     ( 774,226)      25,228    (  173,005)

Cash and cash equivalents at
    beginning of period                 277,097       774,226    1,226,723       173,005
                                     ----------    ----------   ----------    ----------
Cash and cash equivalents at
    end of period                    $1,251,951    $      - -   $1,251,951    $      - -
                                     ==========    ==========   ==========    ==========



Supplemental disclosures of cash flows information:
 Cash paid during the period:
    Interest                         $  339,983     $ 411,213    $ 121,414    $  172,268
                                     ==========     =========    =========    ==========

    Income taxes                     $  689,607    $   38,081    $  67,375    $   17,015
                                     ==========    ==========    =========    ==========

   Supplemental Schedule of Non-cash Investing and Financing Activities:

During the nine months ending August 31, 1998 and 1997, we acquired property and equipment in connection with capital lease arrangements in the amount of $51,546 and $158,346, respectively.

In March, 1997, 396,071 shares of common stock were issued in satisfaction of outstanding liabilities of Norton in the amount of $166,349.

During the nine month period ending August 31, 1998, stock options issued under our 1989 Employee Stock Option Plan were converted in which 44,500 shares of our common stock were issued to option holders and 9,245 shares of common stock were surrendered by option holders to us in lieu of cash payment of the exercise price representing an increase in treasury stock of $11,571. During the nine month period ending August 31, 1997, stock options issued under our 1989 Employee Stock Option Plan were converted in which 258,649 shares of our common stock were issued to option holders in exchange for 120,851 shares of common stock which were surrendered by option holders to us in lieu of cash payment of the exercise price representing an increase in treasury stock of $132,295.


          The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                     8 of 19 Pages

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

   In our opinion, the accompanying consolidated balance sheet as of August 31, 1998 and the condensed consolidated statements of operations, stockholders' equity, and cash flows for the three and nine months ended August 31, 1998 and 1997 include all adjustments (consisting only of normal recurring adjustments and accruals) considered necessary to present fairly the financial position as of August 31, 1998, the results of operations and cash flows for the three and nine months ended August 31, 1998 and 1997. The accompanying consolidated balance sheet as of November 30, 1997 is presented herein as unaudited, inasmuch as such balance sheet was prepared from the balance sheet set forth in the audited consolidated financial statements and does not reflect all disclosures and footnotes contained in those audited consolidated financial statements.

   The results of operations for the three and nine months ended August 31, 1998 are not necessarily indicative of the results of operations for the entire year.

2. EARNINGS PER SHARE

   We adopted the provision of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" during the quarter ended February 28, 1998. This standard amends Accounting Principles Board ("APB") Opinion No. 15 "Earnings per Share" and requires the presentation of basic and diluted earnings per share versus primary and fully diluted earnings per share which had been required by APB Opinion No. 15. Earnings per share for the three and nine month periods ended August 31, 1997 has been restated to conform with the requirements of SFAS No. 128. The adoption of this new standard did not have a material effect to us for the three and nine month periods ended August 31, 1997 and 1998.

   Basic earnings per share ("EPS") has been computed using the weighted average number of common shares outstanding during the three and nine month periods ending August 31, 1998 and 1997.

   Diluted EPS has been computed based on the weighted average number of common shares outstanding during the three and nine month periods ending August 31, 1998 and 1997 and on the net additional number of shares which would be issuable upon the exercise of stock options, assuming that we used the proceeds received to purchase additional shares at market value as well as the additional shares issuable relative to convertible debt which was outstanding for the three and nine month periods ending August 31, 1997. Additional shares relative to stock options and convertible debt have been excluded from the determination of diluted EPS when their effect is anti-dilutive.



                               9 of 19 Pages

                 NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)








2. EARNINGS PER SHARE (Continued)

   A reconciliation of the numerator and denominator of Basic EPS from continuing operations calculation to that used to determine Diluted EPS from continuing operations is as follows:

                           For the nine months ended  For the three months ended
                           -------------------------  --------------------------
                             August 31,   August 31,   August 31,    August 31,
                               1998          1997         1998          1997
                            -----------  ------------ ------------  ------------
Net income from continuing
 operations available to
 Common Stockholders:
     Basic                   $1,047,880   $1,812,755    $ 299,087    $2,091,028
     Add interest on
      convertible debt              - -       32,000          - -        10,625
                             ----------   ----------    ---------    ----------

  Diluted                    $1,047,880   $1,844,755    $ 299,087    $2,101,653
                             ==========   ==========    =========    ==========

Weighted average shares
 outstanding:
   Basic                     24,651,590    23,113,927   24,671,601    23,297,044
   Add:
     Additional shares
      issuable upon
      exercise of stock
      options and warrants      442,558       298,387      252,364       477,636

     Additional shares
      issuable upon
      conversion of
      convertible debt              - -     1,136,364          - -     1,136,364
                             ----------    ----------   ----------    ----------

     Diluted                 25,094,148    24,548,678   24,923,965    24,911,044
                             ==========    ==========   ==========    ==========


3. RELATED PARTY TRANSACTIONS

     On May 19, 1993 a former officer of Norton advanced $90,000 and a director/former officer of NDSI advanced $410,000 to Norton in the form of unsecured demand notes. These notes required interest equal to Norton's primary lending institution's prime rate. The notes were convertible into our common stock at $0.44 per share for a total 1,136,363 shares. The Conversion Price was determined by our Board of Directors at its meeting on May 19, 1993, at a premium over the average of the bid and ask price of the shares of common stock at the close of business on May 18, 1993. On November 13, 1997, the two individuals exercised their option to convert the notes into our common stock. Interest charged to operations on the notes payable was approximately $32,000 for the nine months ending August 31, 1997.





                                 10 of 19 Pages

                 NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)





4. COMMON STOCK

    Through November 30, 1996, four employees of Norton, three of which are directors, had not been paid a total of $266,350 to which they were entitled under their employment agreements with us. At a meeting of our Board of Directors on February 23, 1997, the officers of NDSI were directed to take all action necessary to issue to these four employees 396,071 shares of common stock worth $166,349 in partial satisfaction of the unpaid amounts. The number of shares that was issued was based upon a valuation of a recognized valuation expert opining as to the fair market value of the price of the common stock to be received.

5. OPTIONS AND WARRANTS

    On February 23, 1997 our Board of Directors issued options to purchase 130,000 shares of our common stock to four of our directors in accordance with our 1989 Stock Option Plan at an exercise price of $0.56 per share. At August 31, 1998, all of these options had been exercised.

    On February 23, 1997, our Board of Directors authorized the issuance of warrants to purchase our common stock to a director/former officer as consideration for the individual personally guaranteeing certain obligations of Norton. A warrant was issued for guarantees related to obligations entered into through August 1996 and allows this person to purchase 640,000 shares of common stock at the exercise price of $0.50 per share. A second warrant was issued for guarantees related to obligations entered into in January 1997 and allows this person to purchase 17,024 shares of common stock at $0.78 per share. A third warrant was issued on April 1, 1997 for guarantees related to obligations entered into on April 1, 1997 and allows the officer/director to purchase 32,000 shares of common stock at $0.625 per share. At August 31, 1998, none of these warrants had been exercised and all remained outstanding.

    On May 21, 1997, our Board of Directors issued options to purchase 20,000 shares of our common stock to two of our directors in accordance with our 1989 Stock Option Plan at an exercise price of $0.63 per share. At August 31, 1998, none of these options had been exercised and all remained outstanding.

    On February 6, 1998, the compensation committee of our Board of Directors awarded options to purchase 752,000 shares of our common stock at $1.50 per share under our 1997 Stock Option Plan. The Board of Directors approved these awards at its meeting on February 24, 1998. These options were awarded to various employees of Norton. No compensation cost was recorded in connection with this award. At August 31, 1998, none of these options had been exercised and all remained outstanding.

    On April 14, 1998, our Board of Directors issued options to purchase 60,000 shares of our common stock to three of our directors in accordance with our 1997 Stock Option Plan at an exercise price of $1.20 per share. At August 31, 1998, none of these options had been exercised and all remained outstanding.







                                 11 of 19 Pages

                 NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

6. NOTES PAYABLE

    Norton entered into two borrowing arrangements with a bank on February 17, 1998. The first was a demand note payable in the amount of $4,500,000. This note bears interest at 2.0% above the Wall Street Journal prime rate and calls for monthly payments of $53,750 plus accrued interest beginning March 1, 1998 through maturity on February 1, 2005.

    The second arrangement is a revolving line of credit with a borrowing facility of $3,000,000. This line of credit requires monthly payments of interest only at 1.0% above the Wall Street Journal prime rate with remaining principal and interest due at maturity on April 1, 1999.

    Both of the above notes are collateralized by accounts receivable and general intangibles as well as thirteen drilling rigs and related equipment. In addition a master loan agreement was entered into with this bank which contains certain restrictive covenants. The most significant of which is that Norton maintain a minimum net worth of $8,000,000. As of August 31, 1998, Norton was in compliance with this minimum net worth requirement.

7. COMMITMENTS AND CONTINGENCIES

    On March 1, 1997, NDSI, through our subsidiary Norton entered into a five-year employment contract with Sherman H. Norton, Jr. which effectively replaced a previous employment contract Norton had with Mr. Norton. The new contract provides for an annual salary of $153,500. The provisions of the new contract are the same as the prior contract except for the amount of annual salary.


8. NEW SUBSIDIARY

    On June 4, 1998, Norton established a new subsidiary, Norton Drilling Company Mexico, Inc. This new subsidiary has signed a contract to drill 38 wells in the northern border states of Nuevo Leon and Tamaulipas in Mexico. Norton has moved two rigs into Mexico in order to fulfill this contract.


                                 12 of 19 Pages

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     As of August 31, 1998, we had working capital of approximately $822,000 and cash and cash equivalents of approximately $1,252,000 as compared to a working capital deficiency of approximately $511,000 and cash and cash equivalents of approximately $277,000 at November 30, 1997. For the nine months ended August 31, 1998, continuing operations provided approximately $3,668,000 in cash flows and our financing activities provided approximately $338,000 of cash flows. For the nine months ended August 31, 1997, continuing operations provided approximately $1,118,000 in cash flows and our financing activities provided approximately $294,000. Funds provided in the nine month period ending August 31, 1998 were approximately $975,000 and came mainly from operations. Funds used in the nine month period ending August 31, 1997 of approximately $775,000 were mainly attributable to the acquisition of property and equipment.

   Significant expenditures of NDSI primarily consist of the Drilling Segment's continual acquisition of replacement drilling equipment, such as drill collars, drill pipe, engines and transportation equipment to adequately maintain the operating status of the drilling fleet. Such expenditures for the nine months ending August 31, 1998 and 1997, approximate $3,247,000 and $1,407,000, respectively. The Drilling Segment anticipates capital expenditures of approximately $4,000,000 for fiscal 1998 to be funded from existing bank credit lines and cash flows from operations. Due to numerous uncertainties regarding the availability, price and delivery of certain drilling equipment, our anticipated level of capital expenditures may fluctuate commensurate with the volatility of the industry.

   We believe that cash flows from operations and borrowings should be sufficient to fund operations and adequately service our debt for the next twelve months. The risks associated with the oil and gas industry, such as the volatility of oil and gas prices, could adversely affect our operations.

   Comparison of the nine months ended August 31, 1998 and 1997

   For the nine months ended August 31, 1998 contract drilling revenues were approximately $22,602,000 as compared to $25,347,000 for the nine months ended August 31, 1997, a decrease of approximately $2,745,000 or 10.8%. Average rig utilization was 67.3% in the nine months ended August 31, 1998 compared to 90.9% in the nine months ended August 31, 1997. The decrease in drilling revenues was due to the decrease in rig utilization. The decrease, however, was not proportionate to the decrease in utilization due to the higher rates that the two rigs operating in Mexico are receiving under the terms of their contracts.

     Direct drilling costs for the nine months ended August 31, 1998 were approximately $17,541,000 or 77.6% of contract drilling revenues as compared to approximately $21,018,000 or 82.9% of contract drilling revenues for the nine months ended August 31, 1997. The decrease in the dollar amount of direct drilling costs was due to the decrease in rig utilization. The decrease in percentage of drilling costs to drilling revenues was due to the higher rates that the two rigs operating in Mexico are receiving without corresponding increases in costs.

   General and administrative expenses were approximately $1,169,000 for the nine months ended August 31, 1998 as compared to approximately $820,000 for the nine months ended August 31, 1997. The increase in general and administrative

                              13 of 19 Pages
expenses was due to an increase in the allowance for doubtful accounts, increases in salaries due to the hiring of an additional sales representative, increases in officers salaries in accordance with employment agreements, and an increase in professional fees. Furthermore, these costs increased due to costs incurred relative to our Mexico operations.

   Depreciation, depletion and amortization for the nine months ended August 31, 1998 and 1997 was approximately $2,230,000 and $1,520,000, respectively. The increase was due to the large amount of capital expenditures made in the last twelve months.

   Interest expense was approximately $343,000 and $421,000 in the nine months ended August 31, 1998 and 1997, respectively. The decrease in interest expense was due to a reduction in the interest rate on Norton's debt and the conversion of subordinated debt in the prior year to common stock of NDSI.

   Income tax expense for the nine months ended August 31, 1998 and 1997 were approximately $516,000 and $-0-, respectively. The increase in income taxes was due to the utilization of all available net operating loss carryovers in the prior year.

   In the nine months ended August 31, 1998, income from continuing operations was approximately $1,048,000 as compared to income of approximately $1,813,000 in the nine months ended August 31, 1997. The decrease in earnings was due to a reduction in revenues and increases in general and administrative costs, depreciation and income taxes. Income was enhanced by a reduction in direct drilling costs as a percentage of revenues.

   In the nine months ended August 31, 1997, we recognized a credit adjustment to the provision for loss on disposal of discontinued operations of approximately $253,000 as compared to $-0- for the nine months ended August 31, 1998.

   Comparison of the three months ended August 31, 1998 and 1997

  For the three months ended August 31, 1998 contract drilling revenues were approximately $6,517,000 as compared to approximately $10,337,000 for the three months ended August 31, 1997, a decrease of approximately $3,820,000 or 37.0%. Average rig utilization was 56.0% in the three months ended August 31, 1998 compared to 97.5% in the three months ended August 31, 1997. The decrease in drilling revenues was due to the decrease in drilling rig utilization. Drilling revenues did not decrease comparatively to the decrease in rig utilization because of the higher rates we were receiving for the two rigs located in Mexico.

   Direct drilling costs for the three months ended August 31, 1998 were approximately $4,861,000 or 74.6% of contract drilling revenues as compared to approximately $7,278,000 or 70.4% of contract drilling revenues for the three months ended August 31, 1997. The decrease in the dollar amount of the costs was due to a decrease in rig utilization. The increase in direct drilling costs as a percent of revenues was because of the lower rates that Norton was receiving for the use of its drilling rigs, exclusive of the rigs located in Mexico.

   General and administrative expenses were approximately $419,000 for the three months ended August 31, 1998 as compared to approximately $284,000 for the three months ended August 31, 1997. The increase in general and administrative

                              14 of 19 Pages
expenses was due to an increase in the allowance for doubtful accounts of approximately $80,000, increases in salaries due to the hiring of an additional sales representative, and increases in officers salaries in accordance with employment agreements. Furthermore, these costs increased due to costs incurred relative to our Mexico operations.

   Depreciation, depletion and amortization for the three months ended August 31, 1998 and 1997 was approximately $718,000 and $561,000, respectively. The increase was due to the large amount of capital expenditures made in the last twelve months.

   Interest expense was approximately $121,000 and $157,000 in the three months ended August 31, 1998 and 1997, respectively. The decrease in interest expense was due to a reduction in the interest rate on Norton's debt and the conversion of subordinated debt in the prior year to common stock of NDSI.

   Income tax expense for the three months ended August 31, 1998 and 1997 were approximately $114,000 and $-0-, respectively. The increase in income taxes was due to the utilization of all available net operating loss carryovers in the prior year.

   In the three months ended August 31, 1998, income from continuing operations was approximately $413,000 as compared to income of approximately $2,091,000 in the three months ended August 31, 1997. The decrease in income was due to the decrease in drilling revenues and increases in general and administrative costs, depreciation and income taxes.

   In the three months ended August 31, 1997, we recognized a credit adjustment to the provision for loss on disposal of discontinued operations of approximately $228,000 as compared to $-0- for the three months ended August 31, 1998.

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

   As the result of lower crude oil prices, we have experienced a reduction in drilling activity. This reduction adversely impacted our revenues and net income for the nine and three months ended August 31, 1998 and is expected to similarly impact our results of operations until crude oil prices increase to a level substantially above the current prices and remain at such a level for an extended period of time.


                              15 of 19 Pages

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

                              16 of 19 Pages

Impact of Inflation

   While subject to inflation, our business was not adversely impacted by inflation during the three and nine month periods ended August 31, 1998 and 1997 in any material respect. We do not believe that inflation will have a material impact on our business in the near future.

Year 2000

   We have conducted a review of our computer systems to identify the systems which could be affected by the Year 2000 issue. The "Year 2000 issue" is whether our computer systems will properly recognize date sensitive information when the year changes to 2000 or "00". Programs that were not designed to properly recognize such dates could generate erroneous data or cause a system to fail. We have reviewed our computer systems and have developed an implementation plan to resolve the issue. Based on our review of our computer systems, we do not believe that the cost of remediation will be material to our financial position and results of operations. Additionally, we do not anticipate an interruption of our operations relative to Year 2000 concerns of our customers and vendors. We believe that the Year 2000 issue will not pose significant operational problems for our computer systems.

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






                              17 of 19 Pages

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

































                              18 of 19 Pages

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


NORTON DRILLING SERVICES, INC.


Dated: October 15, 1998    By:/S/ Sherman H. Norton, Jr.
                           -----------------------------
                            Sherman H. Norton, Jr.
                            Chairman of the Board

Dated: October 15, 1998    By:/s/ David W. Ridley
                           ----------------------
                           David Ridley, Chief Financial Officer
                          (Principal Financial and Accounting Officer)

                              19 of 19 Pages