Form 10-K
period 1998-11-30
NORTON DRILLING SERVICES INC
filed 1999-02-26
CIK 806850

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


(Mark one)                          FORM 10-K
    [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


                 For the fiscal year ended November 30, 1998
                                     or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 22, 1999: Common stock, par value $.01 per share, $2,760,670. In making this computation, all shares known to be owned by directors and executive officers of Norton Drilling Services, Inc. and all shares known to be owned by other persons holding in excess of 5% of the Registrant's common stock have been deemed held by "affiliates" of the Registrant. Nothing herein shall prejudice the right of the Registrant or any such person to deny that any such director, executive officer, or stockholder is an "affiliate."

Common Stock outstanding as of February 22, 1999 was 4,934,321 shares.




                             Page 1 of 141 Pages

                                   PART I

    "NDSI", "we", "us", are used in this report to refer to Norton Drilling Services, Inc. and its consolidated subsidiaries. We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders. Items 1 and 2 contain forward-looking statements and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to the utilization rates of drilling rigs, business strategies and other plans and objectives of our management for future operations and actions and other such matters. The words "believes," "intends," "strategy," or "anticipates" and similar expressions identify forward-looking statements. We do not undertake to update, revise or correct the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with our disclosures under the heading: "Cautionary Statement for Purposes of the 'Safe Harbor' provisions of the Private Securities Litigation Reform Act of 1995" on page 14.

Item 1. Business

Norton Drilling Services, Inc.

    Norton Drilling Services, Inc., was originally incorporated on December 21, 1983 under the laws of the State of Delaware, as Diagnostic Sciences, Inc. On September 25, 1997 our stockholders approved an amendment to our certificate of incorporation changing our name to Norton Drilling Services, Inc.

    NDSI is a holding company whose primary assets consist of the voting stock of each of the following subsidiary corporations:

    (i) Norton Drilling Company, a Delaware corporation ("Norton" or the "Drilling Segment"), operates sixteen oil and gas drilling rigs and provides contract drilling services to the oil and gas industry primarily in the Permian Basin of west Texas and eastern New Mexico, the Green River Basin and the Overthrust Belt in the Rocky Mountains and in two states in Mexico.

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

    Our Board of Directors on August 18, 1994 discontinued the MRI Segment due to the Segment's recurring losses. On April 6, 1995, our Board also discontinued the operations of the Nursery Segment due to its significant losses. The consolidated financial statements reflect a net liability of approximately $84,000 at November 30, 1998 and $105,000 at November 30, 1997 for the estimated liabilities of the discontinued segments. See Item 1, Description of Business, "MRI Segment" and "Nursery Segment" and also Note 3

                             Page 2 of 141 Pages
of Notes to Consolidated Financial Statements included as part of Item 8 of this report.

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

    Norton Drilling Company - On October 1, 1991, NDSI and its wholly-owned subsidiary Norton Drilling Company, completed a merger provided for by an Agreement and Plan of Merger, dated September 13, 1991. This agreement was between NDSI, Norton Drilling Company, a Texas corporation ("NDC (Texas)") and each of Sherman H. Norton, Jr., S. Howard Norton, III, John W. Norton, J.P. Rose and Barbara L. Norton (the "Norton Shareholders"). The Norton Shareholders were holders of all of the capital stock of NDC (Texas). When the transaction was completed, the Norton Shareholders surrendered all of the shares of stock of NDC (Texas) and caused it to be merged into Norton. We paid to these stockholders 1,032,000 shares of our common stock. According to the agreement, we expanded our Board of Directors by three positions and appointed the following three persons designated by the Norton Shareholders to fill them: Sherman H. Norton, Jr., S. Howard Norton, III and John W. Norton. We have covenanted to nominate and recommend for election or reelection to our Board of Directors up to three people designated by the Norton Shareholders so long as they maintain certain percentage ownership of the 1,032,000 shares paid to them at the closing of this transaction. Also at the time the agreement was completed, four members of NDC (Texas)'s management entered into five year employment and non-competition agreements.

    Lobell Corporation - Our subsidiary Lobell Corporation opened a magnetic resonance imaging center in August 1986 in Huntington, New York.

    On August 18, 1994, our Board of Directors discontinued the MRI Segment due to its recurring losses. We have included $40,000 in our reserve for loss on the discontinuance of this segment as of November 30, 1998. We believe that this amount will be enough to settle any costs we may incur in disposing of this segment. See Note 3 of Notes to Consolidated Financial Statements included as part of Item 8 of this report.

    Sunny's Plants, Inc. - On February 28, 1991, NDSI through a newly formed subsidiary, Sunny's Plants, Inc.("Sunny's Plants"), purchased:(i)all of the assets and assumed certain obligations of Interior Plant Supply Partnership;
(ii)all of the outstanding shares of Sunshine Botanicals, Inc.; (iii)all of the outstanding capital stock of Interior Plant Supply Inc.; and (iv)certain real property from the sellers of the three above mentioned entities according to an Agreement and Plan of Reorganization.

    The total purchase price was $3,643,125 of which $2,743,125 was paid by the issuance of 462,000 shares of our common stock to each of the two stockholders of the above mentioned companies.

    On April 6, 1995, our Board of Directors discontinued the Nursery Segment due to its significant losses.


                             Page 3 of 141 Pages

     As part of an agreement entered into in August, 1995 between the Nursery Segment, NDSI, a third party purchaser and a secured creditor, the purchaser was required to repay the outstanding balance of a mortgage note in the original amount of $2,128,000 which was collateralized by the segment's real property. We remain liable as guarantor for this indebtedness until the purchaser has fully satisfied this obligation. In July 1998, the purchaser ceased making payments on the obligation and filed for protection under Chapter 7 of the U.S. Bankruptcy code. The unpaid balance of the purchaser's obligation was approximately $1,784,000 at November 30, 1998. At November 30, 1998, the secured creditor has notified NDSI that they expect NDSI to make monthly payments under the terms of the mortgage note as well as any payments in arrears. It is our intent to allow the secured creditor to foreclose on the real property and it is our belief that the secured creditor will sell the property and that the proceeds from the sale will satisfy amounts outstanding under the mortgage note.

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

                              INDUSTRY SEGMENTS

    We are a holding company with one remaining operating segment, Norton Drilling Company. Norton owns and operates sixteen oil and gas drilling rigs and provides contract drilling services to the oil and gas industry. The MRI and Nursery Segments have been discontinued and all activity relative to those segments is reflected as discontinued operations herein.

                            CONTINUING OPERATIONS

General

    NDSI, headquartered in Lubbock, Texas is a holding company and accordingly does not generate operating revenues. We incur certain administrative costs that are paid by charging our operating subsidiary management fees. We incurred administrative costs of approximately $321,000 for the year ended November 30, 1998, approximately $167,000 for the year ended November 30, 1997 and approximately $228,000 for the year ended November 30, 1996. This resulted in pre-tax net loss of NDSI, before earnings and losses of subsidiaries, of approximately $77,000 in 1998 and approximately $48,000 in 1996 and pre-tax net income, before earnings and losses of subsidiaries of approximately $27,000 in 1997.

    Our remaining operating subsidiary, Norton Drilling Company, also headquartered in Lubbock, Texas, provides contract drilling services to major oil companies and independent oil and gas producers primarily in Texas, New Mexico, the Rocky Mountains and, through its wholly-owned subsidiary Norton Drilling Company Mexico, Inc., in Mexico. Norton Drilling provides its customers with rigs and crews to operate the rigs.

    The primary assets of the oil and gas contract drilling segment consist of sixteen land-based drilling rigs as of November 30, 1998. Norton's drilling rig fleet ranges from small (7,500 ft. depth rating) self-propelled drilling rigs to larger (22,000 ft. depth rating) diesel electric rigs. The

                             Page 4 of 141 Pages
book value of the rigs was approximately $10,568,000 as of November 30, 1998 and approximately $9,543,000 as of November 30, 1997. The rigs are equipped with drawworks or hoists, derricks or masts, engines, pumps to circulate the drilling fluid, steel pits, blowout preventers, drill pipe and drill collars and related equipment. The depth of the well and location for drilling are the principal factors in determining the size and type of rig used for a particular job.
Norton's drilling rigs are utilized for both exploration and development drilling and can be used for either vertical or horizontal drilling.

    In order to continue to provide quality and timely service to the Segment's customers, Norton constantly maintains two rigs in the Rocky Mountain region, three rigs in Mexico and eight in its primary Texas and New Mexico areas.

    In June, 1998, Norton incorporated a wholly-owned subsidiary, Norton Drilling Mexico, Inc., ("Norton Mexico") through which it operates three drilling rigs in the states of Nuevo Leon and Tamaulipas, in Mexico. This company was established to operate inside Mexico and to fulfill a contract to drill 38 wells.

    For the year ended November 30, 1998, Norton, including Norton Mexico, reported income from operations before income taxes of approximately $1,395,000 from operating revenues of approximately $28,740,000. For the year ended November 30, 1997, Norton had income before income taxes of approximately $3,671,000 from operating revenues of approximately $35,833,000. Norton had stockholder's equity of approximately $8,888,000 as of November 30, 1998 and $8,005,000 as of November 30, 1997. See "Managements' Discussion and Analysis of Financial Condition and Results of Operations" and the "Consolidated Balance Sheets, Statements of Operations, Stockholders' Equity, and Cash Flows" included as Items 7 and 8, respectively, of this report for additional financial information pertaining to the operating activities of this segment.

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

Drilling Contracts

    Most of Norton's drilling contracts are with established customers. Norton obtains most of its contracts through a competitive bidding process, although some are obtained on a negotiated basis. The operator of a well will request bids under the terms it wishes (daywork, footage, turnkey), or occasionally will solicit bids under various combinations of the above

                             Page 5 of 141 Pages
mentioned contract types. Generally, the contracts are entered into for short-term periods and cover the drilling of a single well with the terms and rates varying depending upon the nature and duration of the work, the equipment and services supplied and other matters. The contracts obligate Norton to pay certain operating expenses, including wages of drilling personnel and maintenance expenses and to furnish incidental rig supplies and equipment. The contracts are subject to termination by the customer on short notice, usually upon payment of a fee. Norton generally indemnifies its customers against claims by Norton's employees and claims arising from surface pollution caused by spills of fuel, lubricants and other solvents within the control of Norton. See subcaption "Risks and Insurance" below in this Item. These customers generally indemnify Norton against claims arising from other surface and subsurface pollution, except claims arising from Norton's gross negligence.

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



                             Page 6 of 141 Pages

Contract Drilling Activity

    The following table sets forth certain information regarding Norton's contract drilling activity for each of the years in the three-year period ended November 30, 1998.
                                                    Year Ended
                                                    November 30,
                                         ----------------------------------
                                            1998         1997       1996
                                         ----------  ----------  ----------
Number of wells drilled                      150         285         304
Rigs available for service (1)(2)             16          15          14
Utilization rate of rigs
 available for service (1)(2)(3)            66.4%       92.4%       82.1%
Number of days worked (2)(3)               3,755       5,057       4,195

  (1) Average for the periods stated.

  (2) Rig 1 had been stacked since January 18, 1992 and rig 2 had been stacked since May 9, 1991. Rig 1 was not available for service until January 25, 1996 and rig 2 was not available for service until October 20, 1996 due to necessary repairs and reworking on these rigs to get them in condition to operate again. In January 1997 rig 1 was reworked and upgraded and became rig 17. In May 1998 a new rig 1 was put together from spare parts we already owned in addition to some new parts which we acquired and became operational in June 1998.

  (3) Rig utilization is based on a 365 day year for rigs available for service during the periods indicated. A rig is utilized when it is operating or being moved, assembled or dismantled under contract.

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

  During our fiscal year ended November 30, 1998 the price of oil has ranged from approximately $11 to $19 per barrel whereas in the fiscal year ended November 30, 1997 it ranged from approximately $17 to $23 per barrel. This drop in price has significantly decreased the cash flows to the producing companies for which Norton works. These companies in turn have decreased their budgets for exploration and production expenditures. This decrease has caused a signficantly reduced demand for rigs to drill the various prospects that are profitable at these oil prices. Therefore, there has been a decrease in rig utilization. This in turn has caused Norton to have to reduce the price it charges for the use of its rigs to levels much lower than in previous years.

      Norton's primary competition comes from drilling services provided by several large integrated oil field service companies and by a number of large and mostly smaller drilling companies. Many firms have left the industry in the past several years or have been acquired by larger drilling companies.


                             Page 7 of 141 Pages

Customers

  Norton's customers are generally energy companies who repeatedly request Norton's services. For the year ended November 30, 1998, Norton contract drilled 150 wells for 30 customers. This compares with 285 wells drilled for 44 customers in the year ended November 30, 1997, and 304 wells drilled for 33 customers in the year ended November 30, 1996.

   Over the past year, three customers accounted for a significant portion of Norton's gross revenues. Those customers were Altura Energy Limited, Yates Petroleum Corporation and a joint venture consisting of (i) Construcciones Protexa, S.A. de C.V. (ii) Protexa Construcciones, S.A. de C.V. (iii) Avia de Mexico, S.A. de C.V. and (iv) Avia Energy Development L.L.C. These three customers accounted for approximately 51% of Norton's contract drilling revenues during 1998.

  In addition to the three customers mentioned above, Norton's customers in the past twelve months have included, among others, Cimmaron Energy, Santa Fe Energy and Texaco USA.

Drilling Equipment

    The following table sets forth information about the drilling rigs currently owned by Norton:

               Depth Rating (Ft.)           Mechanical      Diesel Electric
               ------------------          ------------     ---------------
                7,500 to 10,000                   3                - -
               10,001 to 15,000                  11                - -
               15,001 to 22,000                 - -                  2
                                                ---                ---

               Totals                            14                  2
                                                ===                ===

    All of the drilling rigs are pledged as collateral on notes payable of Norton. See Note 6 of Notes to Consolidated Financial Statements included as a part of Item 8 of this report.

    Norton owns 8 trucks with 9 trailers and two forklifts. This equipment is used to transport, rig up and rig down Norton's drilling rigs. Norton also hires third parties on occasion to assist in the moving of rigs.

    Most repair and overhaul work on Norton's drilling rigs and related equipment is performed at Norton's yard facilities in Levelland, Texas on the drilling rigs located in Texas, New Mexico and Mexico. Norton usually contracts out this work on the drilling rigs located in the Rocky Mountains area to third parties. Norton believes that its drilling rigs and related equipment are in good operating condition. In addition to repair and maintenance expenses, Norton has historically spent funds for its ongoing program of modifying and upgrading its equipment.

Competition

    The contract drilling industry is highly competitive. No one drilling contractor is dominant. Depressed economic conditions in the oil and gas industry has resulted in the supply of domestic drilling equipment substantially exceeding demand. As a consequence, there is intense competition in securing available drilling contracts, resulting in drilling equipment being idle for long periods of time and generally unfavorable prices for contract drilling.

                             Page 8 of 141 Pages

    Price has generally been the most important factor in securing drilling contracts. Other competitive factors include the availability of drilling equipment and experienced personnel at or near the time and place required by customers, the reputation of the drilling contractor in the drilling industry and its relationship with existing customers. Norton believes that it competes favorably with respect to all of these factors. Competition is usually on a regional basis, although drilling rigs are mobile and can be moved from one region to another in response to increased demand. An oversupply of rigs in any region may result. Demand for land drilling equipment is also dependent on the exploration and development programs of oil and gas companies, which are in turn influenced primarily by the financial condition of such companies, by general economic conditions, by prices of oil and gas, and, from time to time, by political considerations and policies.

    It is impracticable to estimate the number of contract drilling competitors of Norton, some of which have substantially greater resources and longer operating histories than Norton. In the past three years there has been considerable consolidation in the drilling industry with larger drilling companies acquiring smaller ones. This has resulted in there being several large drilling companies and fewer small ones. At this time this does not appear to be a problem for Norton as it is able to provide its customers with the personal attention they desire, which is sometimes more difficult for the larger companies. Also, in prior years, many drilling companies sought protection from creditors under bankruptcy laws or undertook business combinations with other companies as a result of the downturn in the domestic contract drilling industry. Although these two factors have decreased the total number of competitors, management of Norton believes that competition for drilling contracts will continue to be intense for the foreseeable future.

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

    The contract drilling industry is dependent on demand for services from the oil and gas exploration industry and, accordingly, is affected by changing tax laws and other laws relating to the energy business generally. Norton's business is affected generally by political developments and by federal, state, foreign and local laws and regulations which relate to the oil and gas industry. The adoption of laws and regulations affecting the oil and gas industry for economic, environmental and other policy reasons could increase costs relating to drilling and production, which could have an

                             Page 9 of 141 Pages
adverse effect on the Company's operations. State and federal environmental laws and regulations which currently apply to Norton could become more stringent in the future. The Federal Resource Conservation and Recovery Act ("RCRA"), and comparable state statutes govern the disposal of "hazardous wastes." Although RCRA excludes certain classes of exploration and production wastes from regulation, such exemptions by Congress under RCRA may be deleted or modified in the future. There are many other Acts and statues that govern the oil and gas drilling industry, however, due to the complexity and changing nature of these regulations, we are unable to determine all of those that may impact our operations.

Risks and Insurance

    Norton's operations are subject to the many hazards inherent in the drilling business, including blow-outs, cratering, fires, and explosions. These hazards could cause personal injury or death, suspend drilling operations or seriously damage or destroy the equipment involved and, in addition to environmental damage, could cause substantial damage to producing formations and surrounding areas. Damage to the environment, including property contamination in the form of either soil or ground water contamination, could also result from Norton's operations, particularly through oil spillage, gas leaks and extensive, uncontrolled fires. In addition, Norton could become subject to liability for reservoir damage. The occurrence of a significant event, including pollution or environmental damage, could materially affect Norton's operations and financial condition. As a protection against operating hazards, Norton maintains insurance coverage considered by Norton to be adequate, including all-risk physical damage, employer's liability, commercial general liability and workers' compensation insurance. Norton currently has $1,000,000 of general liability insurance per occurrence with an aggregate of $2,000,000 and excess liability and umbrella coverages of up to $10,000,000 per occurrence with a $10,000,000 aggregate. Norton's customers generally require Norton to have at least
$1,000,000 of third party liability coverage. See Note 14 of the Notes to Consolidated Financial Statements included as part of Item 8 of this report for further disclosures regarding the aforementioned contingencies.

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

    From November 1, 1992 to June 30, 1997, Norton carried worker's compensation insurance for its Texas resident employees, with a deductible of $100,000 per occurrence. Starting November 1, 1993, Norton purchased reinsurance to provide coverage for the $100,000 deductible. The reinsurance

                             Page 10 of 141 Pages
policy provided for a deductible of $5,000. From August 1, 1995 to June 30, 1997, the New Mexico resident employees were covered under this same policy.

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

    On August 18, 1994, our Board of Directors discontinued the MRI Segment due to its recurring losses. We have included $40,000 in our reserve for loss on the discontinuance of this segment as of November 30, 1998. We believe that this amount will be enough to settle any costs we may incur in disposing of this segment. However, the actual amounts paid could be less that estimated, resulting in a possible gain. We estimate that the gain could be in the range of $5,000 to $40,000. See Note 3 of Notes to Consolidated Financial Statements included as part of Item 8 of this report.

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

    Prior to its discontinuance in 1995 as discussed below, the Nursery Segment was primarily in planting, growing and preparing plants for distribution and sale in the wholesale and retail market.

    On April 6, 1995, our Board of Directors discontinued the Nursery Segment due to its significant losses.

     As part of an agreement entered into in August, 1995 between the Nursery Segment, NDSI, a third party purchaser and a secured creditor, the purchaser was required to repay the outstanding balance of a mortgage note in the original amount of $2,128,000 which was collateralized by the segment's real property. We remain liable as guarantor for this indebtedness until the purchaser has fully satisfied this obligation. In July 1998, the purchaser ceased making payments on the obligation and filed for protection under Chapter 7 of the U.S. Bankruptcy code. The unpaid balance of the purchaser's obligation was approximately $1,784,000 at November 30, 1998. At November 30, 1998, the secured creditor has notified NDSI that they expect NDSI to make monthly payments under the terms of the mortgage note as well as any payments in arrears. It is our intent to allow the secured creditor to foreclose on the real property and it is our belief that the secured creditor will sell the property and that the proceeds from the sale will satisfy amounts outstanding under the mortgage note. See "Industry Segments; Discontinued Operations-Nursery Segment" within this Item and Note 3 of Notes to Consolidated Financial Statements included as a part of Item 8 of this report for additional discussion/disclosure regarding financial statement impact of the discontinuance of the Nursery Segment.

                             Page 11 of 141 Pages

    We believe that the estimate of remaining future costs to be incurred in disposing of this Segment of approximately $44,000 is adequate to provide for future liabilities. If the amount actually paid to settle these liabilities is less than the amount included in the current reserve, then we could record a gain. Our best estimate of the potential gain is between approximately $5,000 and $30,000. See Note 3 of the Notes to Consolidated Financial Statements included as a part of Item 8 of this report.

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

    The net liabilities of the discontinued segments are approximately $84,000 at November 30, 1998 and $105,000 at November 30, 1997.

Item 2. Properties

Headquarters and Other Offices

    Our current principal facilities, their primary functions, respective locations and square footage are as follows:

                                            Square Feet
Location           Function                    Owned      Leased
--------           --------                    -----      ------
Lubbock, Tx.       Executive office              - -       4,642
Midland, Tx.       Executive office              - -         220
Levelland, Tx.     Mechanic/equipment shop    14,000         - -
Rock Springs, Wy.  Mechanic/equipment shop     2,400         - -
Rock Springs, Wy.  Land (2 acres)             87,120         - -
Levelland, Tx.     Land (53.275 acres)     2,320,659         - -

Employees

    Norton had a total of 209 full-time employees (13 as office personnel and 196 as field personnel) as of November 30, 1998. The number of field personnel will fluctuate depending on the demand for Norton's contract drilling services. Norton considers its employee relations to be satisfactory.


                             Page 12 of 141 Pages

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

     We are from time to time subject to routine litigation incidental to our business. Other than as set forth above, as of November 30, 1998, there were no pending material proceedings to which we or our management was a party. See Note 14 of Notes to Consolidated Financial Statements included as a part of Item 8 of this report.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on January 29, 1999. The following table sets forth a summary of how the 4,610,601 shares voted at the annual meeting on the various proposals voted upon and adopted at the annual meeting. For the election of directors, the following individuals were elected as directors to serve until the next annual meeting of stockholders and until their successors were duly elected and qualified.



               Matters Voted Upon                   For            Withheld
               ------------------                   ---            --------

      1. To elect directors.
               Larry Adkins                        4,568,475           42,126
               Carl Beach                          4,566,075           44,526
               Kevin Lewis                         4,569,075           41,526
               S. Howard Norton, III               4,569,015           41,586
               John W. Norton                      4,568,815           41,786
               Sherman H. Norton, Jr.              4,568,875           41,726

                                                For       Against    Abstain
                                                ---       -------    -------
      2.To approve a one-for-five reverse
        stock split, pursuant to which every
        five shares of our common stock issued
        and outstanding will become and be
        exchanged for one share of our common
        stock.                                4,229,920     376,614      4,067

      3.To ratify the selection of Robinson
        Burdette Martin and Cowan, L.L.P. as
        independent auditors of the Company
        for the fiscal year commencing
        December 1, 1998.                     4,490,409     111,039      9,153

                             Page 13 of 141 Pages

-----------------------------------------------------------------------------




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

      VOLATILITY OF OIL AND NATURAL GAS PRICES. Norton's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and natural gas. In recent years, oil and natural gas prices and, therefore, the level of drilling, exploration and development, have been extremely volatile. Prices are affected by market supply and demand factors as well as actions of state and local agencies, the U.S. and foreign governments and international cartels. All of these factors are beyond our control. Any significant or extended decline in oil and/or natural gas prices will have a material adverse effect on our financial condition and operations and could impair access to sources of capital. The sharp decline in oil prices which started in the latter part of 1997 has adversely impacted our operations. If oil prices remain at current levels or continue to decline, or if natural gas prices decline, our operations could be further adversely affected.

      MARKET CONDITIONS FOR CONTRACT DRILLING SERVICES. The contract drilling business has experienced decreased demand for drilling services due to lower oil prices. A particularly sharp decline in demand for contract drilling services occurred in 1986 and again in the current year because of the world-wide collapse  in oil  prices.  Since  this time and  except  during  the  occasional upturns, there have been substantially more drilling rigs available than necessary to meet demand in most operating and geographic segments of the domestic drilling industry. As a result, drilling contractors have had difficulty sustaining profit margins. In addition to the adverse effects that future declines in demand could have on us, ongoing movement or reactivation of onshore drilling rigs or new construction of drilling rigs could adversely affect rig utilization rates and pricing even in an environment of higher oil and natural gas prices and increased drilling

                             Page 14 of 141 Pages
activity. We cannot predict either the future level of demand for contract drilling services or future conditions in the contract drilling industry.

      SHORTAGE OF DRILL PIPE IN THE CONTRACT DRILLING INDUSTRY. There has been shortage of drill pipe in the contract drilling industry in the U.S. in the past few years. As a result of this shortage the price of drill pipe has increased. This shortage, however, fluctuates with the demand for contract drilling services.

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






                             Page 15 of 141 Pages

PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

     NDSI's common stock, $.01 par value per share, was traded on the NASDAQ National Market under the symbol "NORT" until February 2, 1999. Effective February 2, 1999, our common stock began trading on the NASDAQ National Market System under the symbol "NORCD" and management was notified that the common stock would continue to trade under that symbol for twenty trading days at which time the trading symbol will revert to either "NORTC" or "NORT". The table below sets forth the high and low selling prices for our common stock for the periods indicated on the NASDAQ National Market.

Fiscal 1997                                          High          Low

First quarter                                      $ 3.75        $1.95
Second quarter                                       3.15         2.10
Third quarter                                        7.80         3.15
Fourth quarter                                      24.70         6.35

Fiscal 1998

First quarter                                      $15.00        $4.85
Second quarter                                       9.20         4.85
Third quarter                                        6.10         2.35
Fourth quarter                                       5.15         2.20

     On January 29, 1999 at our annual stockholders meeting, a one-for-five reverse split of our common stock was approved. Par value and the number of authorized shares remained at $0.01 per share and 100,000,000, respectively. Earnings per share, stock prices and all other disclosures regarding our stockholders' equity, common stock and related stock option plans and outstanding warrants for all periods presented reflect the effects of the reverse split.

     On February 24, 1999 the number of holders of record of our common stock was approximately 270.

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

     The  following   subparagraph  sets  forth  information  concerning  equity securities issued by us during 1997 but not registered under the Securities Act of 1933, as amended (the "Act"):

     (a) On February 23, 1997, 79,214 shares of our common stock were issued to certain employees of Norton in partial satisfaction of amounts

                             Page 16 of 141 Pages
         due them on employment contracts. We believe that the issuance of the shares was exempt from the registration requirements of Section 5 of the Act by virtue of Section 4(2), as a transaction not involving a public offering. More specifically, we believe the officers were able to fend for themselves with access to information upon which an investment decision can be made.


   Item 6. Selected Financial Data


     Our selected consolidated financial data were derived from our consolidated financial statements. This financial data should be read with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Consolidated Financial Statements" and the related notes, included as Items 7 and 8, respectively, of this report.


                                                Years ended November 30,
                                       ----------------------------------------
                                           1998          1997           1996
                                       ------------  ------------   ------------
Continuing operations:
    Operating revenue                  $28,739,629    $35,840,945    $26,731,874
                                       ===========    ===========    ===========

    Operating costs and expenses       $27,160,077     31,919,575     26,169,591
                                       ===========    ===========    ===========

    Income from continuing
      operations                           827,339      2,208,858        537,895
    Income from discontinued
      operations                              - -         253,074      2,893,047
                                       -----------    -----------    -----------

Net income                             $   827,339    $ 2,461,932    $ 3,430,942
                                       ===========    ===========    ===========

Earnings per common share:
    Basic:
      Income from continuing
       operations,                           $.17          $.48            $.12
      Income from discontinued
       operations                             - -           .05             .62
                                             ----          ----            ----

    Net income                               $.17          $.53            $.74
                                             ====          ====            ====

    Diluted:
      Income from continuing
       operations                            $.17         $ .45            $.12
      Income from discontinued
       operations                             - -           .05             .59
                                             ----          ----            ----

    Net income                               $.17         $ .50            $.71
                                             ====         =====            ====

Total assets                            $20,002,916   $19,763,085    $16,472,973
                                        ===========   ===========    ===========

Notes payable, net of current
    maturities                          $ 3,404,495   $ 2,633,802    $ 3,362,755
                                        ===========   ===========    ===========

Stockholders' equity                    $ 8,635,464   $ 7,801,629    $ 4,656,988
                                        ===========   ===========    ===========






                                Page 17 of 141 Pages

                                         Years ended November 30,
                                       --------------------------
                                           1995          1994
Continuing operations:
    Operating revenue                  $20,645,757    $21,121,885
                                       ===========    ===========

    Operating costs and expenses        21,244,818     20,928,871

    Loss from continuing operations    (   868,319)   (   178,508)
    Loss from discontinued operations  ( 1,526,060)   ( 6,320,829)
                                       -----------    -----------

Net loss                               $(2,394,379)   $(6,499,337)
                                       ===========    ===========

Loss per common share:
    Basic:
      Loss from continuing operations      $(.20)       $(0.05)
      Loss from discontinued operations     (.35)        (1.40)

    Net loss                               $(.55)       $(1.45)
                                           =====        ======

    Diluted:
      Loss from continuing operations      $(.20)       $(0.05)
      Loss from discontinued operations     (.35)        (1.40)

    Net loss                               $(.55)       $(1.45)
                                           =====        ======

Total assets                            $13,004,461   $13,007,196
                                        ===========   ===========

Notes payable, net of current
    maturities                          $   763,738   $ 1,587,248
                                        ===========   ===========

Stockholders' equity                    $ 1,312,694   $ 3,571,686
                                        ===========   ===========


Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations

    This Item 7 contains forward-looking statements which are made pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to liquidity, financing of operations, continued volatility of oil and gas prices, estimates of, and budgets for, capital expenditures in the Drilling Segment, source and sufficiency of funds required for operations, impact of inflation on our financial position and other such items. The words "believes", "estimates", "expects" or "anticipates" and similar expressions identify forward-looking statements. We do not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with our disclosures under the heading:
"Cautionary Statement for Purposes of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 on page 14.





                            Page 18 of 141 Pages

Liquidity and Capital Resources

    As of November 30, 1998, we had working capital of approximately $98,000 and cash and cash equivalents of approximately $172,000. This compares to a working capital deficiency of approximately $511,000 and cash and cash equivalents of approximately $277,000 at November 30, 1997.

    For the year ended November 30, 1998, our operations provided approximately $2,182,000 in cash flows and our financing activities provided approximately $1,478,000. The provision of funds is largely attributable to our net income as adjusted for depreciation for the year and by additional borrowings in the Drilling Segment. For the year ended November 30, 1997, our operations provided approximately $2,435,000 in cash flows and our financing activities provided approximately $387,000. The provision of funds was largely attributable to our increased net income for the year and somewhat by additional borrowings in the Drilling Segment. See "Part I. Item 1. Description of Business-Industry Segments; Discontinued Operations-MRI Segment and Nursery Segment" of this report and Note 3 of Notes to Consolidated Financial Statements included as part of Item 8 of this report.

     Significant expenditures which we incurred primarily consisted of the Drilling Segment's continual acquisition of replacement drilling equipment, such as drill collars, drill pipe, engines and transportation equipment to adequately maintain the operating status of the drilling fleet. These expenditures were approximately $4,053,000 for the year ended November 30, 1998, $3,757,000 for the year ended November 30, 1997 and $1,878,000 for the year ended November 30, 1996. The Drilling Segment anticipates minimal capital expenditures for fiscal 1999 to be funded from existing bank credit lines and cash flow from operations. See Note 6 of Notes to Consolidated Financial Statements included as a part of
Item 8 of this report. Due to numerous uncertainties regarding the availability, price and delivery of certain drilling equipment, Norton's anticipated level of capital expenditures may fluctuate commensurate with the volatility of the industry.

     We believe that cash flows from operations and borrowings should be sufficient to fund continuing operations and adequately service our debt for the next twelve months. The risks associated with the oil and gas industry, such as the volatility of oil and gas prices, could adversely affect our operations. Considering the current adverse conditions in the industry in which the company operates (e.g., the significant decrease in worldwide oil prices and the resulting downturn in the demand for contract driling services), management has addressed the covenant provision within its loan agreements with the lending bank. The bank has reduced the net worth requirement to $6,000,000. See Notes 1 and 3 of Notes to Consolidated Financial Statements included as part of Item 8 of this report.

Results of Continuing Operations

    Comparison of the years ended November 30, 1998 and 1997

    For the year ended November 30, 1998 contract drilling revenues were approximately $28,721,000 as compared to $35,833,000 for the year ended November 30, 1997, a decrease of $7,112,000 or 19.8%. Average rig utilization was 66.4% in 1998 compared to 92.4% in 1997. The decrease in drilling revenues was due to a decrease in rig utilization and a decrease in rates charged for the use of these drilling rigs.

    Direct job and rig costs for 1997 were approximately $22,391,000 or 78.0% of contract drilling revenues as compared to approximately $28,504,000 or 79.5% of contract drilling revenues in 1997. The decrease in costs was primarily attributable to the decrease in the number of rigs which Norton was operating. Direct rig and jobs costs decreased slightly as a percentage

                            Page 19 of 141 Pages
of revenues because of the rig rates that Norton was getting for its rigs located in Mexico.

    General and administrative expenses for the drilling segment were approximately $1,527,000 in 1998 as compared to approximately $1,159,000 in 1997. The increase was due to start up costs associated with the Mexico operations, increases in travel and telephone costs associated with the Mexico operations, the write off to bad debt expense of accrued interest on a judgment that was deemed uncollectable and the hiring of additional office personnel.

    Interest expense was approximately $484,000 in 1998 compared to approximately $561,000 in 1997 representing a decrease of approximately $77,000. The decrease in interest expense was due to a reduction in the interest rate on Norton's debt and the conversion of subordinated debt in November 1997 to common stock of NDSI.

    In 1998 income before income taxes and discontinued operations was approximately $1,318,000 as compared to income before income taxes and discontinued operations of approximately $3,698,000 in 1997. The decrease in income was due to the decrease in drilling revenues and increases in general and administrative costs and depreciation.

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


                            Page 20 of 141 Pages

Income Taxes

    For the year ended November 30, 1996, no income tax expense was recorded due to the utilization of net operating loss ("NOL") carryforwards which had been generated in prior years. At November 30, 1996, we had approximately $2,216,000 of remaining NOL carryforwards which could be applied to future tax years. During the year ended November 30, 1997, all of these remaining NOL's were utilized and charges to operations of approximately $1,283,000 for federal income taxes and approximately $206,000 for state income taxes were recorded. During the year ended November 30, 1998 charges to operations of approximately $477,000 for federal income taxes and approximately $13,000 for state income taxes were recorded. See Note 9 of Notes to Consolidated Financial Statements included as part of Item 8 of this report.

Volatility of Oil and Gas Prices

    The Drilling Segment's revenue and profitability are substantially dependent upon prevailing prices for oil and gas. Historically, oil and gas prices have been extremely volatile. Prices are affected by market supply and demand factors as well as actions of state and local agencies, the United States and foreign governments and international cartels. All of these are beyond the control of the Drilling Segment. Any significant or extended decline in oil and/or gas prices could have a material adverse effect on our financial condition and results of operations. The price of oil rose to a six-year high in January 1997 and fell to a ten-year low in March 1998 and continue to be depressed in the current period. Should oil prices remain at these levels or decline further, or if natural gas prices decline, our operations could be further adversely affected.

Impact of Inflation

    While subject to inflation, our business was not impacted by inflation during the past three fiscal years in any material respect. We do no believe that inflation will have a material impact on our business in the near future.

Year 2000

    During 1997 we began evaluating computer systems to identify the those which could be affected by the Year 2000 issue. The "Year 2000 issue" is whether our computer systems will properly recognize date sensitive information when the year changes to 2000 or "00". Programs that were not designed to properly recognize such dates could generate erroneous data or cause a system to fail. We reviewed our computer systems and identified those systems that were not year 2000 compliant.

    Those systems that were not year 2000 compliant were replaced in November 1998. The cost to replace the non-compliant systems were not material to our financial position and results of operations.

    Our ability to conduct our business efficiently and productively requires that our customers and vendors be year 2000 compliant. We have not assessed the readiness and effectiveness of our customers and vendors in regards to their compliance with year 2000 problems. However, we plan to make inquiries, solicitations and surveys of these customers and vendors in the current year on an on-going basis to determine our level of

                            Page 21 of 141 Pages
vulnerability from our customers and vendors. We do not anticipate an interruption of our operations relative to Year 2000 concerns of our customers and vendors. Therefore, we do not deem it necessary to formally adopt a contingency plan.

    The failure to correct a material year 2000 problem could result in interruptions or failures of our normal business activities or operations. Such failures could materially and adversely affect our results of operations, liquidity and financial condition. Due to the uncertaintity inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of our customers and vendors, we are unable to determine at this time whether the consequences of year 2000 failures will have a material impact on our results of operations, liquidity or financial condition. We believe that with the completion of upgrading our computer systems and the review of the status of our customers and vendors year 2000 readiness, the possibility of significant interruptions of normal operations should be reduced.

Results of Discontinued Operations

    MRI Segment

      During fiscal 1994, our Board of Directors chose to discontinue the MRI Segment due to its recurring losses. In fiscal 1995, all of the assets of this segment were garnished, confiscated or abandoned.

      The results of operations of this segment was $-0- for the year ended November 30, 1998 as compared to income before income taxes of approximately $25,000 for the year ended November 30, 1997. The change in the segment's results of operations was attributable to our revision of the initial estimate made in 1994 to reserve for the ultimate loss to be incurred in the disposal of the segment. This revision resulted in a credit to operations of approximately $25,000 for the year ended November 30, 1997 and $-0- for the year ended November 30, 1998.

    In fiscal 1997, the results of operations of the MRI Segment was income of approximately $25,000 as compared to income of approximately $396,000 in fiscal 1996. The change in the segment's results of operations is attributable to management's revision of its initial estimate made in 1994 to reserve for the ultimate loss to be incurred in the disposal of the segment. This revision resulted in a credit to operations of approximately $25,000 for the year ended November 30, 1997 and $396,000 for the year ended November 30, 1996. See also
PART 1, Item 1-Description of Business; "Industry Segments-Discontinued Operations" for additional discussion.

    Nursery Segment

    As of November 30, 1994, our Board of Directors chose to discontinue the Nursery Segment due to its recurring losses. In fiscal 1995, all of the assets of this segment were seized through foreclosure of the segment's indebtedness.

      The results of operations of this segment in fiscal 1998 was $-0- compared to income before income taxes of approximately $228,000 in 1997. In fiscal 1998 there were no adjustments to previously recorded reserves relative to this discontinued segment whereas in fiscal year 1997 we had a credit to the initial estimate made to reserve for the ultimate loss to be incurred in the disposal of the segment of approximately $228,000.

                            Page 22 of 141 Pages

    The results of operations of this segment in fiscal 1997 was income of approximately $228,000. This compares to income of approximately $2,497,000 in fiscal 1996. The decrease in the segment's results of operations for the year ended November 30, 1997 compared to 1996 is attributable to two events. First, in July 1996 the Nursery Segment was sold. This sale relieved the segment of liabilities to its unsecured creditors. Second, a transaction occurred in which we were indemnified for certain liabilities of the Nursery segment and in which a third party paid a secured creditor all amounts due on another liability.

Recent Accounting Standards

      The Financial Accounting Standards Boards ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and the presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (1) classify items of other comprehensive income by their nature in a financial statement (2) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and will be adopted by us during the quarter ending February 28, 1999 in our 1999 fiscal year. We do not anticipate that this statement will have a significant effect on our consolidated financial statements.

    The FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 establishes revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and will be adopted by us during the quarter ending February 28, 1999 in our 1999 fiscal year. We do not anticipate that this statement will have a significant effect on our consolidated financial statements.

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




                            Page 23 of 141 Pages

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

    We are exposed to interest rate fluctuations on our borrowings. We manage our interest rate exposure through a combination of fixed and variable rate debt.

    At November 30, 1998, we had the following short-term loans outstanding:

                                                       Average Annual
                    Description            Amount      Interest Rate
            ------------------------     ----------    --------------
            Revolving line of credit
              to a bank                  $2,350,000         9.83%
            Other notes payable             856,410         7.60%

    At November 30, 1998, long term loans consisted of the following:

                    Description             Amount            Maturity
              ----------------------       --------           --------
              Note payable to a bank       $645,000             1999
                                            645,000             2000
                                            645,000             2001
                                            645,000             2002
                                            645,000             2003
                                            154,495             2004
             Other                           25,000             2001

    The above long term loans carry variable interest rates.

    Our operations described in detail in Item 1 "Business" consists primarily of providing contract drilling services to oil and gas producers. We attempt to mitigate our commodity price risk by entering into short term contracts. Our future cash flow from drilling operations are exposed to significant volatility as commodity prices changes. Our future cash flows could vary significantly from historical cash flows.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None
                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

    Our Board of Directors consists of six members, each of which hold office until the next Annual Meeting of Stockholders and until the election and qualification of their respective successors. Each of the persons listed below is presently a director of our's and was elected to such office at the last Annual Meeting of Stockholders.

    The following biographical information is provided with respect to each director:


                            Page 24 of 141 Pages

John W. Norton, age 38, has been a Director of NDSI since October 1991 and the vice president in charge of operations since November 1997. Mr. Norton has been a drilling engineer for Norton Drilling Company and its predecessor corporation since 1987. From 1986 to 1987, John W. Norton was self-employed as a drilling engineer consultant. John W. Norton received his Bachelor of Science degree in Petroleum Engineering from Texas A&M University.

Sherman H. Norton, Jr., age 68, has been a Director of NDSI since October 1991 and Chairman of the Board of NDSI since August 1993. He was Chief Executive Officer and President of NDSI from May 1995 to November 1997. He was President of Norton Drilling Company and its predecessor corporation from 1976 to November 1997. Sherman H. Norton, Jr. received his Bachelor of Science degree in Petroleum Engineering from the University of Oklahoma.

S. Howard Norton, III, age 41, has been a Director of NDSI since October 1991 and the Chief Executive Officer of NDSI and President of Norton Drilling Company since November 1997. Mr. Norton has been a sales representative with Norton Drilling Company and its predecessor corporation since 1982. S. Howard Norton, III received his Bachelor of Business Administration degree from Texas A&M University.

H. Larry Adkins, age 51, has been a Director of NDSI since June 1996. Mr. Adkins is an executive vice president with and the Chief Operating Officer of Marine Drilling Companies, Inc., a position he has held since January 1998. Prior to that, Mr. Adkins was a senior vice president and operations manager with Marine Drilling Companies, Inc. since 1993. Mr. Adkins received his Bachelor of Science degree in Broad Field Sciences from Texas Tech University.

Carl C. Beach, age 46, has been a Director of NDSI since April 1997. Mr. Beach worked as a landman and served as Vice President and Chief Executive Officer for Beach Exploration, Inc. from 1974 to 1989. In 1989, Mr. Beach formed his own oil and gas exploration company in Corpus Christi, Texas. In 1993 his company was merged with an electric utility for which Mr. Beach then served as President. Mr. Beach currently works for Southstar Corporation, an oil and gas exploration company which he formed. Mr. Beach graduated from West Texas State University in 1974.

Kevin E. Lewis, age 33, has been a Director of NDSI since April 1997. Mr. Lewis is a vice president in the Global Mergers & Acquisitions Group of Lehman Brothers in New York. Mr. Lewis has served as Chairman of the Board of Furr's/Bishop's, Inc. From June 1993 to May 1998 and served as President and Chief Executive Officer of Furr's/Bishop's, Inc. from July 1994 to December 1996. Prior thereto, Mr. Lewis was a Managing Director in the New York office of Houlihan, Lokey, Howard and Zukin, Inc., a specialty investment banking firm.

    In addition to the persons listed above, the only other executive officer of NDSI is David W. Ridley. Mr. Ridley, age 42, became our Chief Financial Officer, Vice President and Treasurer on October 16, 1993 and performs similar duties for our subsidiaries, Norton Drilling Company and Lobell Corporation.

    Under the securities laws of the United States, our directors, executive officers, and any persons holding more than ten percent of our common stock are required to report their initial ownership of our common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and

                            Page 25 of 141 Pages
we are required to disclose any failure to file by these dates. There were no failures to file by those due dates for the last fiscal year.

    In  making   these   disclosures,   we  have   relied   solely  on   written
representations of our directors and executive officers and copies of the reports that they have filed with the Commission.

Item 11.  Executive Compensation

    The following table sets forth information regarding all compensation which we paid to our chief executive officer and the other executive officers whose compensation exceeded $100,000.

Highly Compensated Executive Officers
                                                      Long-Term
                                                    Compensation
                                      Annual         Securities
Name of Executive and               Compensation     Underlying       All Other
Principal Positions          Year  Salary  Bonus   Warrants/Options Compensation
-------------------          ----  ------  -----   -----------------------------
Sherman H. Norton, Jr.,
 Chairman of the Board of
 NDSI and past President     1998 $153,500  $- -      - -     - -        - -
 of Norton Drilling          1997  141,250   - -     137,805  - -        - -
 Company                     1996  104,500   - -       - -    - -        - -

S. Howard Norton, III,
 President, CEO and Director 1998  104,500   - -      - -    36,000      - -
 of NDSI and President of    1997  104,500   - -      - -    - -         - -
 Norton Drilling Company     1996  104,500   - -      - -    - -         - -

John W. Norton, Director,
 Secretary and COO of NDSI   1998  104,500   - -      - -    36,000      - -
 Vice President of Norton    1997  104,500   - -      - -    - -         - -
 Drilling Company            1996  104,500   - -      - -    - -         - -


   No options were exercised during 1997 by any of the executive officers named in the Summary Compensation Table above.

Warrant grants in 1997

                                            Individual Grants
                          -------------------------------------------------------
                           Number of  % of Total
                          Securities   Options/                            Grant
                          Underlying   Warrants     Exercise                Date
                           Warrants     Granted    Price per  Expiration  Present
         Name              Granted   to Employees   Share(2)     Date     Value(1)
------------------------- ---------  ------------  ---------  ----------  -------
Sherman H. Norton, Jr.
   Chairman of the Board
   of NDSI and past         128,000      92.9%       $2.500     02/23/04  $309,891
   President of Norton        3,405       2.5%        3.900     02/23/04     7,888
   Drilling Company           6,400       4.6%        3.125     04/01/02    12,861


(1) Options were valued on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
               Expected Dividend Yield   -  0.00%
               Risk Free Interest Rate   -  6.26%

                                Page 26 of 141 Pages

               Expected Lives            -  6.91 years
               Expected Volatility       - 99.99%
(2) The exercise price of the options granted was equal to the fair market value of the underlying stock on the date of grant.


Option Grants in Fiscal Year 1998

   The following stock options were granted to the named executive officers during the year ended November 30, 1998. These grants are also reflected on the
summary   compensation   table  above.  We have not granted any stock
appreciation rights.

                                         Individual Grants
                  --------------------------------------------------------
                              % of Total
                                Options
                   Number of  Granted to
                  Securities   Employees   Exercise                 Grant
                  Underlying   in Fiscal    Price                    Date
                    Options      Year        Per    Expiration     Present
Name                Granted     1998(1)   Share (2)   Date(3)     Value (4)
---------------  ------------ ----------  --------- ----------    ---------
S. Howard
   Norton, III         36,000      21.6%      $7.50   02/06/08     $213,120
John W. Norton         36,000      21.6%      $7.50   02/06/08     $213,120

(1) During fiscal 1998, we granted options to purchase an aggregate of 166,440 shares of Common Stock to employees of Norton Drilling Company
(2) The exercise price of the options granted was equal to the fair market value of the underlying stock on the date of grant.
(3) Grants  become   exercisable  in  equal  installments  on  the  first  three anniversaries of the date of grant and expire ten years from the date of grant.
(4) Options were valued on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
               Expected Dividend Yield   -  0.00%
               Risk Free Interest Rate   -  5.52%
               Expected Lives            -  5 years
               Expected Volatility       - 99.99%

   No option or warrants were exercised during 1998 or 1997 by any of the executive officers named in the Summary Compensation Table above.

Director Compensation for Last Fiscal Year

                              Annual retainer     Consulting fees/
          Name                     fees              other fees
         Larry Adkins             $ 1,000                - -
         Carl C. Beach            $ 1,000                - -
         Kevin E. Lewis           $ 1,000                - -

Employment Arrangements

    On October 1, 1991, NDSI, through its subsidiary, Norton Drilling Company, entered into five-year employment contracts with each of Sherman H.

                            Page 27 of 141 Pages

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

   On December 1, 1995, Norton entered into a three-year employment agreement with one of it's employees which provides for a salary of $78,000 per year. This agreement was renewed and extended for an additional three years on December 1, 1998 under the same provisions and for the same amount as before.

Stock Options

   On February 23, 1997 the Board of Directors issued options to purchase 26,000 shares of our common stock to four of our directors in accordance with our 1989 Stock Option Plan at an exercise price of $2.80 per share.

   On February 23, 1997, our Board also issued two warrants to a director/former officer of ours as consideration for the individual personally guaranteeing certain obligations of Norton. The first warrant was issued for guarantees related to obligations entered into through August 1996 and allows this individual to purchase 36,000 shares of common stock at an exercise price of $2.50 per share. The second warrant was issued for guarantees related to obligations entered into in January 1997 and allows this individual to purchase 3,405 shares of common stock at $3.90 per share. A third warrant was issued on April 1, 1997 for guarantees related to obligations entered into on April 1, 1997 and allows this individual to purchase 6,400 shares of common stock at $3.125 per share.

   On May 21, 1997, our Board of Directors issued options to purchase 4,000 shares of our common stock to two directors in accordance with our 1989 Stock Option Plan at an exercise price of $3.15 per share.

   During the year ended November 30, 1998, options for 8,900 shares of our common stock were exercised. During the year ended November 30, 1997, options for 83,200 shares of our common stock were exercised. All these options were part of those issued under our 1989 Stock Option Plan. The option prices ranged from $0.625 to $2.80 per share. As part of our 1989 Stock Option Plan, the person who holds the option can pay the option price by giving us back common stock which has a fair market value on the date of

                            Page 28 of 141 Pages
exercise equal to the option price. During fiscal year 1998, we had 1,849 shares returned to us as payment for the 8,900 options that were exercised and during fiscal year 1997, we had 24,471 shares returned to us as payment for the 83,200 options that were exercised. See Note 12 of Notes to Consolidated Financial Statements included as part of Item 8 of this report.

   On  February  6, 1998,  our Board of  Directors  issued  options to  purchase
152,440 shares of our common stock to certain employees of Norton Drilling Company at an exercise price of $7.50 per share in accordance with our 1997 Stock Option Plan.

   On April 14, 1998, our Board of Directors issued options to purchase 12,000 shares of our common stock to our three non-employee directors at an exercise price of $6.00 per share in accordance with our 1997 Stock Option Plan.

   On September 11, 1998, our Board of Directors issued options to purchase 2,000 shares of our common stock to an employee of Norton Drilling Company at an exercise price of $3.30 per share in accordance with our 1997 Stock Option Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth information, as of January 29, 1999, with respect to those persons or groups known to us who beneficially own more than 5% of our common stock, for all of our directors, for David W. Ridley who is an executive officer of NDSI, and for all directors and officers as a group.

                                  Amount and Nature of             Percent
Name of Beneficial Owner          Beneficial Ownership(1)          of Class (2)
------------------------          -----------------------          --------

   Sherman H. Norton, Jr.                    548,872                11.1%
     5211 Brownfield Highway, Suite 230
     Lubbock, Texas 79407-3501

   Jack S. Blanton, Jr. ....................264,940(3)               5.4

   John W. Norton. . . . . . . . . . . . ...208,499(4)               4.2

   S. Howard Norton, III . . . . . . . . . .205,019(4)               4.1

   Carl C. Beach . . . . . . .  . . . . . . . 6,000(5)                *

   Kevin E. Lewis . . . . . . . . . . . . . . 7,000(5)                *

   Hugh L. Adkins . . . . . . . . . . . . . . 6,000(6)                *

   David W. Ridley. . . . . . . . . . . . . . 7,098(7)                *

   All directors, executive officers and beneficial owners
    as a group (8 persons). . . . . . . . 1,253,428(8)              24.9%

*     Less than 1%.

(1) All information is as of January 29, 1999 and was determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 based upon information furnished by the persons listed or contained in

                            Page 29 of 141 Pages
      filings made by them with the Securities and Exchange Commission or otherwise known to us. Unless otherwise indicated, beneficial ownership disclosed consists of sole voting and dispositive power. Sherman H. Norton, Jr. is the father of S. Howard Norton and John W. Norton, who are all directors of NDSI.

(2) Shares of common stock subject to option currently exercisable, or exercisable within sixty days, are deemed outstanding for computing the percentage of ownership of the person holding the options, but not deemed outstanding for computing the percentage of ownership of any other person. The percentages are based on the 4,934,320 shares outstanding as of January 29, 1999.

(3) Includes 11,500 shares owned by JEM Management Company.

(4) Includes warrants to purchase 45,815 shares of common stock for S. Howard Norton, III and 45,815 shares of common stock John W. Norton at exercise prices ranging from $2.50 to $3.91 per share which expire at various times from April 1, 2002 to February 24, 2004.

(5) Includes an option to purchase 2,000 shares of common stock at $3.15 per share which expires on March 31, 2007, and an option to purchase 4,000 shares of common stock at an exercise price of $6.00 per share, which expires on April 15, 2008.

(6) Includes an option to purchase 4,000 shares of common stock at an exercise price of $6.00 per share, which expires on April 15, 2008.

(7) Includes 838 shares of Common Stock owned by Mr. Ridley's wife and 1,200 shares of Common Stock owned by Mr. Ridley's minor daughter. Mr. Ridley disclaims all beneficial ownership of these shares.

(8)   Includes all the securities described above in footnotes (2) through
      (6).

Item 13. Certain Relationships and Related Transactions

       On May 19, 1993 a former officer of Norton advanced $90,000 and a director/former officer of ours advanced $410,000 to Norton in the form of unsecured demand notes. These notes bore interest equal to Norton's primary lending institution's prime rate. The notes were convertible into our common stock at $2.20 per share for a total 227,273 shares. The Conversion Price was determined by our Board of Directors at its meeting on May 19, 1993, at a premium over the average of the bid and ask price of the shares of common stock at the close of business on May 18, 1993. On November 13, 1997 these two individuals exercised their option to convert the notes into our stock. See Notes 6 and 12 of Notes to Consolidated Financial Statements included as a part of Item 8 of this report.

      Two of our directors, a corporation owned by one of our directors, and a former officer of Norton have ownership interests in an entity from which Norton purchased drilling rig machinery at a cost of $168,155 in 1997.

      In the year ended November 30, 1995, the three individuals and the corporation mentioned above, along with the Drilling Segment, participated in a joint venture in three wells. The joint venture contracted with Norton to drill, equip, and operate the three wells and incurred costs of approximately $34,000 in the year ending November 30, 1998, $58,000 in the

                            Page 30 of 141 Pages
year ending November 30, 1997 and $83,000 in the year ending November 30, 1996.

      In April, 1996, Norton sold substantially all of its interest in the joint venture to a corporation in which the two directors of NDSI, the corporation owned by a director of NDSI and the former officer of Norton, are stockholders. The sales price of the interest sold was $200,000 and Norton realized a gain on the sale of the interest of approximately $117,000.

      On June 6, 1996, we purchased 216,619 shares of our common stock at $0.40 per share from a corporation owned by two former directors/officers of NDSI and their spouses as part of a stock purchase and settlement agreement.

      In February 1997, the Board of Directors directed the officers of NDSI to issue 79,214 shares of common stock to four individuals, three of whom are directors of NDSI, as payment for unpaid salaries that were due these individuals according to employment agreements Norton had with them. The number of shares issued was based upon a valuation provided by an independent valuation consultant. These share have not been registered under the Securities Act of 1933, as amended.

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


                            Page 31 of 141 Pages

      3.3   By Laws of NDSI, as amended.

      3.4 Certificate of Amendment to Certificate of Incorporation of Norton Drilling Services, Inc.(f/k/a DSI Industries, Inc.) Inc. filed as an Exhibit to the Form 10-Q dated August 31,
            1997 and    incorporated herein by reference.

      3.5 Certificate of Incorporation Private of Norton Drilling Company Mexico, Inc.

      3.6   By Laws of Norton Drilling Company Mexico, Inc.

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

                            Page 32 of 141 Pages

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


                            Page 33 of 141 Pages

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

                            Page 34 of 141 Pages

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

      10.38 Form of Warrant from DSI Industries, Inc. to Sherman H. Norton, Jr. dated as of February 24, 1997 filed as an Exhibit

                            Page 35 of 141 Pages
               to the Form 10-Q dated February 28, 1997 and incorporated herein by reference.

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

      10.45 International Daywork Drilling Contract - Land, for Rig #1 dated as of May 29, 1998 by and between Norton Drilling Company Mexico, Inc. and Construcciones Protexa, S.A. de C.V. and Protexa Construcciones, S.A. de C.V. and Avia de Mexico, S.A. de C.V. and Avia Energy Development L.L.C.

      10.46 International Daywork Drilling Contract - Land, for Rig #3 dated September, 1998 by and between Norton Drilling Company Mexico, Inc. and Construcciones Protexa, S.A. de C.V. and Protexa Construcciones, S.A. de C.V. and Avia de Mexico, S.A. de C.V. and Avia Energy Development L.L.C.

      10.47 International Daywork Drilling Contract - Land, for Rig #12 dated as of May 29, 1998 by and between Norton Drilling Company Mexico, Inc. and Construcciones Protexa, S.A. de C.V. and Protexa Construcciones, S.A. de C.V. and Avia de Mexico, S.A. de C.V. and Avia Energy Development L.L.C.

      (21) The subsidiaries of NDSI are: Norton Drilling Company, a Delaware corporation, and Lobell Corp., a Delaware corporation.

       27   Financial data schedule

                            Page 36 of 141 Pages

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       NORTON DRILLING SERVICES, INC.


Dated: February 23, 1999      By: /s/Sherman H. Norton, Jr.
                              Sherman H. Norton, Jr.
                              Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: February 23, 1999      By: /s/David W. Ridley
                              David W. Ridley, Vice-President and Chief
                              Financial Officer (Principal Financial and
                              Accounting Officer)


Dated: February 23, 1999      By: /s/Carl C. Beach
                              Carl C. Beach, Director


Dated: February 23, 1999      By: /s/Kevin E. Lewis
                              Kevin E. Lewis, Director


Dated: February 23, 1999      By: /s/S. Howard Norton, III
                              S. Howard Norton, III, Director
                              Chief Executive Officer and President


Dated: February 23, 1999      By: /s/Sherman H. Norton, Jr.
                              Sherman H. Norton, Jr., Director


Dated: February 23, 1999      By: /s/John W. Norton
                              John William Norton, Director, Vice President
                              and Secretary


Dated: February 23, 1999      By: /s/Larry Adkins
                              Larry Adkins, Director













                            Page 37 of 141 Pages

                       NORTON DRILLING SERVICES, INC.

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


                            Page 38 of 141 Pages

                   REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholders
Norton Drilling Services, Inc.
Lubbock, Texas


We have audited the accompanying consolidated balance sheets of Norton Drilling Services, Inc. and Subsidiaries as of November 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Norton Drilling Services Inc. and Subsidiaries as of November 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 1998 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for earnings per share in 1998.


Robinson Burdette Martin & Cowan, L.L.P.





Lubbock, Texas
January 31, 1999, except as to
  the information in the last two
  paragraphs of Note 17
  for which the date is February 26, 1999











                                  F-2


                          Page 39 of 141 Pages

                     NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS

                                       A S S E T S
                                                                    November 30,
                                                             --------------------------
                                                                1998           1997
                                                             -----------    -----------
Current assets:
  Cash and cash equivalents                                  $   172,321    $   277,097
  Accounts receivable trade, net of allowance for doubtful
   accounts of $178,477 and $220,075 as of November 30,
   1998 and 1997, respectively                                 5,986,231      6,153,958
  Costs and estimated earnings in excess of billings on
   uncompleted contracts                                         534,557      1,008,756
  Prepaid expenses and other current assets                      352,677        434,996
                                                             -----------     ----------
            Total current assets                               7,045,786      7,874,807

Property and equipment, at cost, net of accumulated
 depreciation and depletion                                   11,581,332     10,351,456

Goodwill, net of accumulated amortization of $682,690
 and $587,430 as of November 30, 1998 and 1997, respectively   1,221,807      1,317,067
Note receivable, net of current maturities                        25,000         75,764
Security deposits                                                128,991        143,991
                                                             -----------    -----------
            Total assets                                     $20,002,916    $19,763,085
                                                             ===========    ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of notes payable                        $ 3,156,410    $ 2,403,986
  Accounts payable                                             1,890,752      3,978,868
  Billings in excess of costs of uncompleted contracts               - -         12,228
  Accrued expenses and other current liabilities               1,817,321      1,885,352
  Net liabilities of discontinued operations                      83,615        104,953
                                                              ----------     ----------
            Total current liabilities                          6,948,098      8,385,387
                                                              ----------     ----------

Long-term liabilities
  Notes payable, less current maturities                       3,404,495      2,633,802
  Deferred income taxes                                        1,014,859        942,267
                                                              ----------     ----------
            Total long-term liabilities                        4,419,354      3,576,069
                                                              ----------     ----------

Commitments and contingencies (Notes 3, 14, 15 and 17)               - -           - -

Stockholders' equity:
  Common stock-par value $.01;
   authorized-100,000,000 shares,
   issued - 5,177,260 and 5,168,360 shares at November
     30, 1998 and 1997, respectively
   outstanding - 4,934,321 and 4,927,270 shares at
    November 30, 1998 and 1997, respectively                     258,863        258,418
  Additional paid-in capital                                  10,535,754     10,518,132
  Accumulated deficit                                        ( 1,922,955)   ( 2,750,294)
                                                             -----------    -----------
                                                               8,871,662      8,026,256
  Less treasury stock, at cost                               (   236,198)   (   224,627)
                                                             -----------    -----------
            Total stockholders' equity                         8,635,464      7,801,629
                                                             -----------     ----------
            Total liabilities and stockholders' equity       $20,002,916    $19,763,085
                                                             ===========    ===========



   The accompanying notes are an integral part of these consolidated financial statements.
                                      F-3


                             Page 40 of 141 Pages


                     NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Year ended November 30,
                                               ---------------------------------------
                                                   1998          1997         1996
                                               ------------  -----------  ------------
Operating revenues:
  Contract drilling revenues                    $28,721,406  $35,833,361   $26,676,573
  Other                                              18,223        7,584        55,301
                                                -----------  -----------   -----------
    Total operating revenues                     28,739,629   35,840,945    26,731,874
                                                -----------  -----------   -----------

Operating costs and expenses:
  Direct drilling costs                          22,390,783   28,503,955    23,495,747
  General and administrative                      1,848,565    1,326,010     1,471,118
  Depreciation                                    2,912,624    2,083,671     1,187,218
  Other                                               8,105        5,939        15,508
                                                -----------  -----------   -----------
    Total operating costs and expenses           27,160,077   31,919,575    26,169,591
                                                -----------  -----------   -----------

    Operating income                              1,579,552    3,921,370       562,283
                                                -----------  -----------   -----------

Other income (expense):
  Net gain on sale of assets                        208,843      243,729       369,398
  Interest expense                              (   484,087) (   561,442)  (   393,786)
  Interest income                                    13,660       94,597           - -
                                                -----------  -----------   -----------
        Total other expenses, net               (   261,584) (   223,116)  (    24,388)
                                                -----------  -----------   -----------

Income before provision for income taxes
  and discontinued operations                     1,317,968    3,698,254       537,895
                                                -----------  -----------   -----------

Income tax expense:
  Current                                           418,037      547,129           - -
  Deferred                                           72,592      942,267           - -
                                                -----------  -----------  ------------
                                                    490,629    1,489,396           - -
                                                -----------  -----------  ------------

Income from continuing operations                   827,339    2,208,858       537,895
                                                -----------  -----------  ------------

Discontinued operations:
  Adjustment to provision for loss on
    disposal credited                                   - -      253,074     2,893,047
                                                -----------  -----------   -----------

Income from discontinued operations                     - -      253,074     2,893,047
                                                -----------  -----------   -----------
Net income                                      $   827,339  $ 2,461,932   $ 3,430,942
                                                ===========  ===========   ===========















                                   (Continued)

        The accompanying notes are an integral part of these consolidated financial statements.

                                     F-4


                            Page 41 of 141 Pages



               NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (Continued)

                                                        Year ended November 30,
                                               ---------------------------------------
                                                   1998          1997         1996
                                               ------------  -----------  ------------
Net income per common share Basic:
    Income from continuing operations                $.17         $.48          $.12
    Income from discontinued operations               - -          .05           .62
                                                     ----         ----          ----

        Net income                                   $.17         $.53          $.74
                                                     ====         ====          ====

  Diluted:
    Income from continuing operations                $.17         $.45          $.12
    Income from discontinued operations               - -          .05           .59
                                                     ----         ----          ----

        Net income                                   $.17         $.50          $.71
                                                     ====         ====          ====

Weighted average number of common shares outstanding:
    Basic                                        4,931,373     4,651,249     4,673,323
                                                 =========     =========     =========

    Diluted                                      5,011,361     4,966,820     4,902,990
                                                 =========     =========     =========

































  The accompanying notes are an integral part of these consolidated financial statements.
                                        F-5


                                Page 42 of 141 Pages



                   NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                        Common Stock            Treasury Stock
                                   ----------------------    -------------------
                                     Shares    Par Value      Shares    Amount
                                   ----------  ----------    -------- ----------
Balance, November 30, 1995          4,778,673   $ 238,934         - - $      - -

  Purchase of treasury stock              - -         - -     216,619   ( 86,648)
  Net income                              - -         - -         - -        - -
                                   ----------   ---------     -------  ---------

Balance, November 30, 1996          4,778,673     238,934     216,619   ( 86,648)

  Shares issued in satisfaction
     of liabilities                    79,214       3,960         - -        - -
  Exercise of stock options            83,200       4,160      24,471   (137,979)
  Conversion of subordinated notes
   payable                            227,273      11,364         - -        - -
  Net income                              - -         - -         - -        - -
                                   ----------   ---------     -------  ---------

Balance, November 30, 1997          5,168,360     258,418     241,090   (224,627)

  Exercise of stock options             8,900         445       1,849   ( 11,571)
  Net income                              - -         - -         - -        - -
                                   ----------    --------     -------  ---------

Balance, November 30, 1998          5,177,260   $ 258,863     242,939  $(236,198)
                                    =========   =========     =======  =========

                                                      Retained
                                      Additional      Earnings/         Total
                                       Paid-in      (Accumulated)   Stockholders'
                                       Capital         Deficit          Equity
                                     -----------     ------------   -------------
Balance, November 30, 1995           $ 9,716,928     $(8,643,168)    $ 1,312,694

  Purchase of treasury stock                 - -             - -      (   86,648)
  Net income                                 - -       3,430,942       3,430,942
                                     -----------      ----------      ----------

Balance, November 30, 1996             9,716,928      (5,212,226)      4,656,988

  Shares issued in satisfaction
     of liabilities                      162,389             - -         166,349
  Exercise of stock options              150,179             - -          16,360
  Conversion of subordinated notes
   payable                               488,636             - -         500,000
  Net income                                 - -       2,461,932       2,461,932
                                     -----------      ----------      ----------

Balance, November 30, 1997            10,518,132      (2,750,294)      7,801,629

  Exercise of stock options               17,622             - -           6,496
  Net income                                 - -         827,339         827,339
                                     -----------      ----------      ----------

Balance, November 30, 1998           $10,535,754     $(1,922,955)     $8,635,464
                                     ===========     ===========      ==========









   The accompanying notes are an integral part of these consolidated financial statements.

                             Page 43 of 141 Pages



               NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Year ended November 30,
                                                 --------------------------------------
                                                     1998         1997          1996
                                                 ------------ ------------  ------------
Cash flows from operating activities:
  Net income                                      $   827,339  $ 2,461,932   $ 3,430,942
  Adjustments to reconcile net income to
     net cash provided by operating
        activities of continuing operations:
     Discontinued operations                              - -   (  253,074)   (2,893,047)
     Depreciation                                   2,912,624    2,083,671     1,187,218
     Non-cash workers compensation expense                - -          - -        25,000
     Provision for bad debts                          227,340   (   58,707)      186,681
     Gain on sale of assets                        (  208,843)  (  243,729)    ( 369,398)
     Deferred income tax expense                       72,592      942,267           - -
  Increase (decrease) in cash flows as a result
     of changes in operating asset and liability
        account balances:
     (Increase) decrease in accounts receivable
        -trade                                         46,010   (1,523,928)   (2,586,817)
     Decrease in insurance proceeds recoverable           - -      153,586       529,075
     (Increase) decrease in net costs and estimated
        earnings in excess of billings on
        uncompleted contracts                         461,971   (  300,466)   (  177,533)
     (Increase) decrease in prepaid expenses and
        other current assets                           20,083   (  160,135)       20,382
     Increase (decrease) in accounts payable       (2,088,116)  (1,007,833)    1,029,187
     Increase (decrease) in accrued expenses and
        other current liabilities                  (   68,031)     659,786       597,832
                                                   ----------   ----------    ----------

        Net cash provided by continuing operations  2,202,969    2,753,370       979,522
        Net cash used in discontinued operations   (   21,338)  (  318,330)   (   83,637)
                                                   ----------   ----------    ----------

        Net cash provided by operating activities   2,181,631    2,435,040       895,885
                                                  -----------   ----------    ----------

Cash flows from investing activities:

     Proceeds from sale of property and equipment     265,685      452,271       452,418
     Acquisition of property and equipment         (4,052,536)  (3,756,560)   (1,878,096)
     Other                                             22,377   (   15,000)       68,832
                                                   ----------   ----------    ----------

        Net cash used in investing activities      (3,764,474)  (3,319,289)   (1,356,846)
                                                   ----------   ----------    ----------















                                   (Continued)

   The accompanying notes are an integral part of these consolidated financial statements.

                                   Page 44 of 141 Pages




                     NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       (Continued)

                                                         Year ended November 30,
                                                 ---------------------------------------
                                                     1998         1997          1996
                                                 ------------ ------------  ------------
Cash flows from financing activities:
     Proceeds from notes payable                    4,790,319    1,077,117     1,686,718
     Proceeds from revolving line of credit, net      885,000      365,000       100,000
     Repayments of notes payable                   (4,203,748)  (1,071,357)   (  747,938)
     Purchase of treasury stock                           - -          - -    (   86,648)
     Exercise of stock options                          6,496       16,360           - -
                                                  -----------   ----------    ----------

        Net cash provided by financing activities   1,478,067      387,120       952,132
                                                  -----------   ----------    ----------

        Net increase (decrease) in cash and cash
         equivalents                               (  104,776)  (  497,129)      491,171

Cash and cash equivalents at beginning of year        277,097      774,226       283,055
                                                   ----------  -----------    ----------

Cash and cash equivalents at end of year            $ 172,321  $   277,097   $   774,226
                                                    =========  ===========   ===========

Supplemental disclosures of cash flow information: Cash paid during the year:
     Interest                                       $ 490,976  $   549,679   $   384,161
                                                    =========  ===========   ===========

     Income taxes                                   $ 752,388  $    37,452   $       - -
                                                    =========  ===========   ===========

  Supplemental schedule of non-cash investing and financing activities:

During 1998, 1997 and 1996, we acquired property and equipment in connection with borrowings in the amounts of $51,546, $283,309 and $394,810, respectively.

In November 1997, $500,000 of subordinated convertible debt was converted into 227,273 shares of NDSI common stock.

During 1998, stock options issued under NDSI's 1989 Employee Stock Option Plan were converted in which 8,900 shares of NDSI's common stock were issued to option holders and 1,849 shares of common stock were surrendered by option holders to NDSI in lieu of cash payment of the exercise price representing an increase in treasury stock of $11,571.

During 1997, stock options issued under NDSI's 1989 Employee Stock Option Plan were converted in which 83,200 shares of NDSI's common stock were issued to option holders and 24,471 shares of common stock were surrendered by option holders to NDSI in lieu of cash payment of the exercise price representing an increase in treasury stock of $137,979.

In February 1997, 79,214 shares of common stock were issued in satisfaction of outstanding liabilities of the Drilling Segment in the amount of $166,349.

During 1997 and 1996 several noncash activities occurred with regard to our discontinuance of certain business segments. See Note 3.



   The accompanying notes are an integral part of these consolidated financial statements.

                             Page 45 of 141 Pages

                 NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. HISTORICAL OVERVIEW

     Norton Drilling Services, Inc., ("NDSI") was incorporated on December 21, 1983 under the laws of the State of Delaware.

     Norton Drilling Company ("Norton" or "NDC") a Delaware corporation is our only remaining operating segment and currently operates sixteen (16) oil and gas drilling rigs and provides contract drilling services to the oil and gas industry primarily in the Permian Basin of west Texas and eastern New Mexico as well as in the Green River Basin and the Overthrust Belt in the Rocky Mountains and in two states in Mexico.

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

     NDSI, in particular the Nursery and MRI Segments, sustained substantial losses from operations in the past. On August 18, 1994 we discontinued the MRI segment, and on April 6, 1995 we discontinued the Nursery segment due to these significant losses.

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

                             Page 46 of 141 Pages

                 NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)





2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

     The consolidated financial statements include the accounts of NDSI and our wholly-owned subsidiary, Norton as continuing operations and the accounts of Lobell Corporation, as discontinued operations. All significant intercompany accounts and transactions have been eliminated.

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

Property and equipment

     (a)   Property  and   equipment   -Depreciation   is  computed   using  the
straight-line method over the estimated useful lives as follows:
                                             Lives (years)
                                             -------------
           Drilling rigs and equipment             2-8
           Automotive equipment                     5
           Office furniture                        3-10
           Buildings                                20
           Other                                    3



     (b) Maintenance and repairs-Maintenance and repairs expenses are charged to operations as incurred. Renewals and betterments which extend the life or improve properties are capitalized. Labor costs incurred in constructing or improving assets are capitalized.

                             Page 47 of 141 Pages

                 NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)





2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (c) Retirements-Upon disposition or retirement of property and equipment, the cost and related accumulated depreciation are removed from the accounts and the gain or loss thereon, if any, is credited or charged to income.

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

Stock based compensation

     We grant stock options under stock-based incentive compensation plans to our employees and directors. Compensation costs in connection with the granting of stock options to employees and directors is measured under the provisions of Accounting Principles Board ("APB") Opinion No. 25 which allows compensation costs to be measured based on an intrinsic value method. In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.123 "Accounting for Stock-Based Compensation" which, if fully adopted by us, would change the method we apply in recognizing compensation costs relative to options granted under our plans. Adoption of the cost recognition provisions of SFAS No. 123 is optional and we have decided not to elect those provisions. However, pro-forma disclosures as if we had adopted the costs recognition provisions of SFAS No. 123 are required and are presented in Note 13.

                             Page 48 of 141 Pages

                 NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)





2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Income per common share

     We adopted the provision of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" during the quarter ended February 28, 1998. This standard amends Accounting Principles Board ("APB") Opinion No. 15 "Earnings per Share" and requires the presentation of basic and diluted earnings per share versus primary and fully diluted earnings per share which had been required by APB Opinion No. 15. Earnings per share for the years ended November 30, 1997 and 1996 have been restated to conform with the requirements of SFAS No. 128. The adoption of this new standard did not have a material effect to us for the years ended November 30, 1998, 1997 and 1996.

     Basic earnings per share ("EPS") has been computed using the weighted average number of common shares outstanding during the years ended November 30, 1998, 1997 and 1996.

     Diluted EPS has been computed based on the weighted average number of common shares outstanding during years ended November 30, 1998, 1997 and 1996 and on the net additional number of shares which would be issuable upon the exercise of stock options, assuming that we used the proceeds received to purchase additional shares at market value as well as the additional shares issuable relative to convertible debt which was outstanding at November 30, 1996. Additional shares relative to stock options and convertible debt have been excluded from the determination of diluted EPS when their effect is anti-dilutive.

                             Page 49 of 141 Pages

                 NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)





2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock split

     On January 29, 1999, we effected a one-for-five reverse split of our common stock. All information regarding earnings per share, weighted average number of common shares outstanding, stock options and warrants issued and exercised and all other related disclosures herein reflect the effects of such reverse split for all periods presented.

Environmental costs

     NDSI and Norton expense on a current basis, recurring costs associated with managing hazardous substances in ongoing operations. We also accrue for costs associated with the remediation of environmental contamination when it becomes probable that a liability has been incurred and the amount can be reasonably estimated. Management is aware of no such liability that has been incurred at November 30, 1998.

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

     The FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 establishes revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and will be adopted by us during the quarter ending February 28, 1999 in our 1999 fiscal year

     The FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" in February 1998. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement recognition of those plans. This statement is effective for fiscal years beginning after December 15, 1997 and will be adopted by us in our fiscal year ending November 30, 1999. The adoption of this new standard is not expected to have a material impact to us.

                             Page 50 of 141 Pages

                 NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)





2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Reclassifications

     Certain reclassifications have been made to the 1996 and 1997 consolidated financial statements in order for them to conform with the 1998 presentation. The reclassifications had no effect on net income or stockholders' equity for those years.

3. DISCONTINUED OPERATIONS

     On August 18, 1994, we discontinued the MRI Segment due to losses experienced by the segment. We estimated future costs and expenses to dispose of the segment to be $750,000. In fiscal 1996, we revised our initial estimate which resulted in a credit of approximately $396,000 to the provision for loss on discontinued segments. Our initial estimate was further revised during 1997 which resulted in a credit to the provision for loss on discontinued segments of approximately $25,000. The remaining liabilities of the segment primarily relate to claims filed by the segment's former landlord for past due rent. We are of the opinion that if negotiations with the former landlord are not successful in settling these obligations, we will cause the segment to seek protection from the landlord under bankruptcy proceedings. It is possible that final settlement and dissolution of the segment will result in the payment of less than amounts which are currently recorded as liabilities. This could result in a gain realized in the reversing of these recorded liabilities. Our estimate of the potential gain is between approximately $5,000 and $40,000.

     Effective November 30, 1994, we discontinued the Nursery Segment due to significant operating losses incurred by that segment.

     As part of an agreement entered into in August, 1995 between the Nursery Segment, NDSI, a third party purchaser and a secured creditor, the purchaser was required to repay the outstanding balance of a mortgage note in the original amount of $2,128,000 which was collateralized by the segment's real property. We remain liable as guarantor for this indebtedness until the purchaser has fully satisfied this obligation. In July 1998, the purchaser ceased making payments on the obligation and filed for protection under Chapter 7 of the U.S. Bankruptcy code. The unpaid balance of the purchaser's obligation was approximately $1,784,000 at November 30, 1998. As of November 30, 1998, the secured creditor has notified NDSI that they expect NDSI to make monthly payments under the terms of the mortgage note as well as any payments in arrears

                             Page 51 of 141 Pages

                 NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)





3. DISCONTINUED OPERATIONS (Continued)

     It is our intent to allow the secured creditor to foreclose on the real property and it is our belief that the secured creditor will sell the property and that the proceeds from the sale will satisfy amounts outstanding under the mortgage note.

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

     The net liabilities of the discontinued operations at November 30, 1998 and 1997 are as follows:

                                                   1998          1997
                                                 -------       --------
Accounts payable and other liabilities           $25,000       $ 25,000
Estimated loss on disposal of segments            58,615         79,953
                                                 -------       --------

Net liabilities of discontinued segments         $83,615       $104,953

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Information relating to uncompleted contracts at November 30, 1998 and 1997 is as follows:

                                                          1998            1997
                                                       ----------      ---------
Costs incurred on uncompleted contracts                $  741,111     $1,373,363
Estimated earnings on uncompleted contracts               855,997      1,775,768
                                                       ----------     ----------
                                                        1,597,108      3,149,131
Less billings to date on uncompleted contracts          1,062,551      2,152,603
                                                       ----------     ----------
                                                       $  534,557     $  996,528
                                                       ==========     ==========

     Included in the accompanying balance sheets at November 30, 1998 and 1997 are the following captions:

                                                           1998           1997
                                                        ---------      ---------
Costs and estimated earnings in excess of billings
           on uncompleted contracts                     $ 534,557     $1,008,756
Billings in excess of costs and estimated earnings
           on uncompleted contracts                           - -         12,228
                                                        ---------     ----------
                                                        $ 534,557     $  996,528
                                                        =========     ==========
                                        F-15

                                Page 52 of 141 Pages

                 NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)





5. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at November 30, 1998 and 1997:

                                                     1998          1997
                                                 -----------   -----------
Land                                             $   175,876   $   109,421
Building                                             230,366       209,724
Drilling equipment                                19,099,812    15,488,222
Transportation equipment                           1,200,657       965,186
Office furniture and equipment                       119,209        49,097
Miscellaneous equipment                               51,159        88,264
                                                 -----------   -----------
                                                  20,877,079    16,909,914

Less accumulated depreciation and depletion        9,295,747     6,558,458

                                                 $11,581,332   $10,351,456


6. NOTES PAYABLE

      Notes payable consisted of the following at November 30, 1998 and 1997:

                                                     1998           1997
                                                  ----------     ---------
Demand note  payable  entered  into August 7, 1996,
in the  original  amount of $3,000,000 with a bank;
82 monthly installments of $35,715 plus accrued
interest at 2.5% over the Wall Street  Journal
prime  rate(11.00%  at November 30, 1997), through
June 2003, with remaining unpaid principal and
interest due at maturity, July,  2003;
collateralized  by 1,000  shares of  Norton  stock,
all  accounts receivable and general  intangibles
and 14 drilling rigs and related  equipment.
This note was refinanced with the same bank in
February 1998                                     $     - -     $2,464,275

Demand note payable  entered into February 17,
1998,  in the original  amount of $4,500,000 with
a bank; 84 monthly installments of $53,750 plus
accrued interest at 2.0% over the Wall Street
Journal  prime rate (9.75% at November 30,  1998),
through  January,  2005,  with  remaining  unpaid
principal and interest due at maturity,  February,
2005;  collateralized by 1,000 shares of Norton
stock, all accounts receivable and general
intangibles and 16 drilling rigs and related
equipment.                                        4,016,250           - -

                             Page 53 of 141 Pages

                 NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)





6. NOTES PAYABLE (Continued)
                                                     1998           1997
                                                  ----------     ---------

Line of credit with a bank which was  renewed and
increased  to  $1,000,000  in April 1997.  Monthly
payments of interest only at the Wall Street
Journal prime rate plus 2.5% (11.00% at November
30, 1997),  with unpaid principal and interest
due at  maturity,  April 1,  1999;  collateralized
by  virtually  all assets of Norton. This note was
refinanced with the same bank in February 1998.          - -       600,000

Line of credit  with a bank dated  February  17,
1998 with a maximum  borrowing capacity of
$3,000,000.  Monthly  payments of interest  only
at the Wall Street Journal prime rate plus 1.0%
(8.75% at November 30,1998),  with unpaid principal
and interest due at maturity, April 1, 1999;
collateralized by virtually all assets of Norton.   2,350,000          - -

Line of credit  with a bank  which was  entered
into  January  23,  1997 with a facility of
$665,000.  The line of credit was renewed September
1, 1997; monthly payments  of  interest  only at
the Wall  Street  Journal  prime  rate plus 2.5%
(11.00% at  November  30,  1997),  with unpaid
principal  and  interest  due at maturity, April
1, 1998; collateralized by virtually all assets of
Norton.                                                  - -       515,000

Demand note  payable  entered  into  October 7,
1997 in the  original  amount of $350,000 with a
bank;  interest at the Wall Street  Journal prime
rate plus 2.5% (11.00% at  November  30,  1997),
with unpaid  principal  and  interest  due at
maturity, December 8, 1997; collateralized by
virtually all assets of Norton.                          - -       350,000

Note  payable  entered into on February  25,  1997,
in the  original  amount of $500,000  with a bank;
60 monthly  installments  of $8,334 plus  interest
at 2% above New York prime  (10.50% at November 30,
1997);  matures  February 27, 2002 collateralized
by a first lien on a single drilling rig including
all equipment, revenues  and accounts  receivable
derived  therefrom  and a second lien on all
other accounts receivable, inventory and drilling
equipment. This note was paid in February 1998.          - -       423,302

                             Page 54 of 141 Pages

                 NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)





6. NOTES PAYABLE (Continued)                         1998          1997
                                                 -----------    ----------

Other notes payable                                  194,655       685,211
                                                  ----------    ----------
                                                   6,560,905     5,037,788
Less current maturities                            3,156,410     2,403,986
                                                  ----------    ----------

                                                  $3,404,495    $2,633,802
                                                  ==========    ==========

     In addition to the specific collateralization discussed above, certain indebtedness was further collateralized by a corporate guaranty of NDSI at November 30, 1998.

     The weighted average interest rate on short term indebtedness during fiscal 1998 and 1997 was 10.5% and 10.9%, respectively.

     The aforementioned obligations contain a number of representations, warranties and covenants, the breach of which, at the election of the respective lender would accelerate the maturity date of the obligations. The most restrictive covenants include:

        -Maintenance by Norton of a net worth of at least $8,000,000, -Maintenance by Norton of a maximum leverage ratio of 2.75:1 and a minimum current maturity coverage ratio of 1.25:1;
        -Norton shall not involve itself in significant capital acquisitions, nor shall it sell, transfer, impair or otherwise encumber underlying collateral without prior written consent of the lender; and
        -Norton shall not pay dividends or make loans to others without prior written consent of the lender.

        Norton was in violation of the covenant pertaining to capital acquisitions at November 30, 1998 for which the bank has agreed to waive their right to accelerate the maturity of the respective notes through December 1, 1999.

        A bank has issued a letter of credit to Norton's former Workers' Compensation Insurance carrier on behalf of Norton in the amount of $166,375. No advances had been made against this letter of credit as of November 30, 1998.

        Aggregate amounts of annual maturities of notes payable outstanding at November 30, 1998 are as follows:

                             Page 55 of 141 Pages

                 NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



6. NOTES PAYABLE (Continued)

                             Years Ending
                              November 30,
                              ------------
                                  1999            $3,156,410
                                  2000               652,050
                                  2001               671,195
                                  2002               645,000
                                  2003               645,000
                                Thereafter           791,250
                                                  ----------
                                                  $6,560,905
                                                  ==========

7. EMPLOYEE BENEFIT PLANS

Retirement plans

     Norton has a defined contribution profit sharing plan which covers all qualified employees. Contributions to the profit sharing plan are at the discretion of Norton's Board of Directors. In November 1997, the board of directors approved a contribution to the profit sharing plan of $50,000, which was paid on December 30, 1997. This amount was included in accounts payable at November 30, 1997. No contributions were made by Norton during the years ended November 30, 1996 and 1998.

Health care costs

     Norton maintains a self-insurance program for health care costs. Self-insurance retention is $30,000 per employee and an aggregate of approximately $280,000 per year. Liabilities in excess of these amounts are the responsibility of the co-insurance carrier. Included in accrued expenses at November 30, 1998 and 1997 are the estimated liabilities owed under this self-insurance program in the amounts of $38,110 and $86,272, respectively.


8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consisted of the following at November 30, 1998 and 1997:

                                                          1998           1997
                                                       ----------     ----------
           Payroll payable                             $  517,426      $ 696,102
           Income taxes payable:
             Federal                                      201,184        378,971
             State                                          6,904        132,521
           Payroll and other taxes payable                618,266        208,946
           Accrued interest                                50,043         56,931
           Estimated workers' compensation
             co-insurance payable                         236,322        251,365
           Estimated employee medical benefits
             co-insurance payable                          41,640         86,272
           Other accrued expenses                         145,536         74,244
                                                       ----------     ----------
                                                       $1,817,321     $1,885,352
                                                       ==========     ==========

                                Page 56 of 141 Pages

                 NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)





9. INCOME TAXES

     The provision for income taxes for the years ended November 30, 1998, 1997 and 1996 consists of the following:

                                           1998           1997           1996
                                        ---------      ----------     ---------
Federal:
     Current                            $ 389,795      $  393,372     $     - -
     Deferred                              87,506         889,967           - -
                                        ---------      ----------      --------
                                          477,301       1,283,339           - -
                                        ---------      ----------      --------
State:
     Current                               28,242         153,757           - -
     Deferred                            ( 14,914)         52,300           - -
                                         --------      ----------      --------
                                           13,328         206,057           - -
                                         --------      ----------      --------
Total income tax expense                 $490,629      $1,489,396     $     - -
                                         ========      ==========     =========

     The effective income tax rate varies from the Federal statutory rate for the years ended November 30, 1998, 1997 and 1996 as follows:

                                                1998          1997         1996
                                               -----         ------       ------
Statutory tax rate                              34.0%         34.0 %       34.0%
Net operating loss carryforward
 (primarily attributable to
  reduction of valuation allowance)              - -         ( 0.8)       (56.3)
State and local taxes                            1.0           4.0          - -
Amortization of goodwill                         2.5           2.6         17.7
Officer life insurance premium                   - -           - -          2.5
Other                                          ( 0.3)          0.5          2.1
                                               -----         -----        -----
Effective tax rate                              37.2%         40.3 %       - - %
                                               =====         =====        =====


     The tax effect of significant temporary differences representing deferred tax assets and liabilities and changes therein for continuing operations were as follows:

                                           December 1,              November 30,
                                              1996       Net Change     1997
                                          -----------    ---------- -----------
Deferred tax assets:
     Net operating loss carryforward      $   753,279   $(  753,279) $       - -
     Accruals related to
           self-insurance                      97,444        30,723     128,167
     State and local tax benefit               16,701        16,809      33,510
                                          -----------    ----------  ----------
                                              867,424    (  705,747)    161,677
Valuation allowance                       (    29,027)       29,027  (      - -)
                                          -----------    ----------  ----------
     Deferred tax asset                       838,397    (  676,720)    161,677
Deferred tax liabilities:
     Property and equipment basis
           difference                     (   838,397)   (  265,547) (1,103,944)
                                          -----------    ----------  ----------
Net deferred tax liability                $       - -   $(  942,267)$(  942,267)
                                          ===========   =========== ===========

                                Page 57 of 141 Pages

                 NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)





9. INCOME TAXES (Continued)

                                           December 1,             November 30,
                                              1997      Net Change     1998
                                          -----------   ---------- -----------
Deferred tax assets:
     Accruals related to
        self-insurance                     $  128,167   $( 26,508)   $  101,659
     State and local tax benefit               33,510    (  2,621)       30,889
                                           ----------    --------    ----------
                                              161,677    ( 29,129)      132,548
Valuation allowance                        (      - -)        - -    (      - -)
                                           ----------    --------    ----------
     Deferred tax asset                       161,677    ( 29,129)      132,548
Deferred tax liabilities:
     Property and equipment basis
        difference                         (1,103,944)   (  43,463)  (1,147,407)
                                           ----------    ---------   ----------
Net deferred tax liability                $(  942,267)  $(  72,592) $(1,014,859)
                                          ===========   ==========   ==========


10. MAJOR CUSTOMERS

     Norton had three customers who accounted for approximately 51% of consolidated operating revenues for the year ended November 30, 1998. Norton had two customers each year who accounted for approximately 28% and 42% of consolidated operating revenues for the years ended November 30, 1997 and 1996, respectively.

11. RELATED PARTY TRANSACTIONS

      On May 19, 1993 a former officer of Norton advanced $90,000 and a director/former officer of NDSI advanced $410,000 to Norton in the form of unsecured demand notes. These notes required interest equal to Norton's primary lending institution's prime rate. The notes were convertible into our common stock at $2.20 per share for a total 227,273 shares. The Conversion Price was determined by our Board of Directors at its meeting on May 19, 1993, at a premium over the average of the bid and ask price of the shares of common stock at the close of business on May 18, 1993. Interest charged to operations on the notes payable was $40,241 and $41,651 in 1997 and 1996, respectively. On November 13, 1997, the two individuals exercised their option to convert the notes into our common stock.

     Two of our directors, a corporation owned by one of our directors, and a former officer of Norton have ownership interests in an entity from which Norton purchased drilling rig machinery at a cost of $168,155 in 1997.

     In the year ended November 30, 1995, the three individuals and the corporation mentioned above, along with the Drilling Segment, participated in a joint venture in three wells. The joint venture contracted with Norton to drill, equip, and operate the three wells and incurred costs of approximately $34,000 in the year ending November 30, 1998, $58,000 in the year ending November 30, 1997 and $83,000 in the year ending November 30, 1996.

                                Page 58 of 141 Pages

                 NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)





11. RELATED PARTY TRANSACTIONS (Continued)

     In April, 1996, Norton sold substantially all of its interest in the joint venture to a corporation in which the two directors of NDSI, the corporation owned by a director of NDSI and the former officer of Norton, are stockholders. The sales price of the interest sold was $200,000 and Norton realized a gain on the sale of the interest of approximately $117,000.

     On June 6, 1996, we purchased 216,619 shares of our common stock at $0.40 per share as part of a stock purchase and settlement agreement for a total of $86,648. As a part of the agreement, we also delivered $30,000 to be used to assist in the resolution of certain pending tax claims against the Nursery Segment and two former directors. In return, we were indemnified with respect to certain liabilities of the Nursery Segment.

     In February 1997, the Board of Directors directed the officers of NDSI to issue 79,214 shares of common stock to four individuals, three of whom are directors of NDSI, as payment for unpaid salaries that were due these individuals according to employment agreements Norton had with them. The number of shares issued was based upon a valuation provided by an independent valuation consultant. These share have not been registered under the Securities Act of 1933, as amended.


12. COMMON STOCK

Stock issuance

     On May 19, 1993 a former officer of Norton advanced $90,000 and a director/former officer of NDSI advanced $410,000 to Norton in the form of unsecured demand notes. These notes required interest equal to Norton's primary lending institution's prime rate. The notes were convertible into our common stock at $2.20 per share for a total 227,273 shares of our common stock. On November 13, 1997, the two individuals exercised their option to convert the notes into our common stock.

     Through November 30, 1996, four employees of Norton, three of which are our directors, had not been paid a total of $266,350 to which they were entitled under their employment agreements with us. At a meeting of our Board of Directors on February 23, 1997, the officers of NDSI were directed to take all action necessary to issue to these four employees 79,214 shares of common stock worth $166,349 in partial satisfaction of the unpaid amounts. The number of shares that was issued was based upon a valuation of a recognized valuation expert opining as to the fair market value of the price of the common stock to be received.

     During the year ended November 30, 1998, options for 8,900 shares of our common stock were exercised. During the year ended November 30, 1997, options for 83,200 shares of our common stock were exercised. All these options were part of those issued under our 1989 Stock Option Plan. The option prices ranged from $0.625 to $2.80 per share. As part of our 1989 Stock Option Plan, the person who holds the option can pay the option price by giving us back common stock which has a fair market value on the date of exercise equal to the option price. During fiscal year 1998, we had 1,849 shares returned to us as payment for the 8,900 options that were exercised and during fiscal year 1997, we had 24,471 shares returned to us as payment for the 83,200 options that were exercised.

                                Page 59 of 141 Pages

                  NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Continued)




12. COMMON STOCK (Continued)

Purchase of treasury stock

     On June 6, 1996, NDSI purchased 216,619 shares of its common stock at $0.40 per share from a corporation owned by the two former directors/officers of NDSI and their spouses as part of a stock purchase and settlement agreement.

Income per common share

     A reconciliation of the numerator and denominator of Basic EPS from continuing operations calculation to that used to determine Diluted EPS from continuing operations is as follows:

                                           For the year ended November 30,
                                      ---------------------------------------
                                          1998         1997           1996
                                      ------------ ------------  ------------
Net income from continuing operations
 available to Common Stockholders:
     Basic                              $ 827,339   $2,208,858      $537,895
     Add interest on
      convertible debt (net of tax)           - -       26,559        41,651
                                        ---------   ----------      --------

     Diluted                            $ 827,339   $2,235,417      $579,546
                                        =========   ==========      ========


                                           For the year ended November 30,
                                      ---------------------------------------
                                          1998         1997           1996
                                      ------------ ------------  ------------
Weighted average shares
 outstanding:
     Basic                               4,931,373    4,651,249     4,673,323
     Add:
       Additional shares
        issuable upon
        exercise of stock
        options and warrants                79,988       98,261         2,394

     Additional shares
       issuable upon
       conversion of
       convertible debt                        - -      217,310       227,273
                                         ---------    ---------     ---------

     Diluted                             5,011,361    4,966,820     4,902,990
                                         =========    =========     =========

                                Page 60 of 141 Pages

                  NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Continued)



13. STOCK OPTIONS AND WARRANTS

1989 stock option plan

     In June 1989, the stockholders approved our 1989 stock option plan (the "89 Plan"). The Plan provides for the granting of a total of 100,000 qualified and non-qualified options to employees, officers, directors and consultants of NDSI.

     During the year ended November 30, 1998, options to purchase 8,900 shares of our stock were exercised at a price $2.03 per share. During the year ended November 30, 1997, options to purchase 83,200 shares of our stock were exercised at prices ranging from $0.625 to $2.80 per share.

     At November 30, 1998, remaining options outstanding under the 89 Plan were options granted on May 21, 1997 to two non-employee directors to acquire 2,000 shares each under the plan at $3.15 per share ($12,600) which was the fair market value at that date.

     All options under the 89 Plan expire five years from the date the options were granted.

1997 Stock Option Plan

     On September 25,1997, our stockholders approved the 1997 Stock Option Plan (the "97 Plan"). The 97 Plan allows for the awarding of stock options, stock appreciation rights or restricted stock. These awards can be made to our officers, employees, directors or consultants at the discretion of the compensation committee of our board of directors. The maximum number of shares of our common stock reserved for the grant of awards under this plan is 230,000 shares.

     On  February 6, 1998,  our Board of  Directors  issued  options to purchase
152,440 shares of our common stock to certain employees of Norton Drilling Company at an exercise price of $7.50 per share in accordance with our 1997 Stock Option Plan.

     On April 14, 1998, our Board of Directors issued options to purchase 12,000 shares of our common stock to our three non-employee directors at an exercise price of $6.00 per share in accordance with our 1997 Stock Option Plan.

     On September 11, 1998, our Board of Directors issued options to purchase 2,000 shares of our common stock to an employee of Norton Drilling Company at an exercise price of $3.30 per share in accordance with our 1997 Stock Option Plan.

                                Page 61 of 141 Pages

                  NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Continued)



13. STOCK OPTIONS AND WARRANTS (Continued)

     A summary of the status of options awarded under the above-mentioned plans as of November 30, 1998 and 1997 and the changes during each of the two years then ended is presented below:

                                            Year ended November 30,
                           ----------------------------------------------------
                                       1998                        1997
                           -------------------------  -------------------------
                             Number of    Weighted     Number of      Weighted
                             shares of    Average      shares of      Average
                            Underlying    Exercise     Underlying     Exercise
                             Options        Price       Options         Price
                           -----------    --------     ----------     --------
Outstanding at beginning
     of the year                12,900      $2.375         66,700      $1.510
Granted                        166,440       7.340         30,000       2.845
Exercised                     (  8,900)      2.030       ( 83,200)      1.855
Forfeited                     ( 17,100)      7.500       (    600)      2.030
Expired                            - -         - -            - -         - -
                              --------                   --------

Outstanding at end of
     year                      153,340      $7.215         12,900      $2.375
                              ========                   ========

Weighted average fair
     value of options
     granted                                $5.763                     $2.215
                                            ======                     ======

     The following table summarizes information about stock options outstanding as of November 30, 1998:

                              Number          Weighted            Weighted
                            Outstanding         Average            Average
Range of Exercise               and     Remaining Contractual      Exercise
    Prices                  Exercisable     Life (in years)         Price
--------------------        ----------- ---------------------     ---------
Options outstanding:
     $3.15 to $3.30            6,000            5.583             $3.200
     $6.00 to $7.50          147,340            9.183              7.378

Options exercisable:
     $3.15 to $3.15            4,000            3.500             $3.150

Warrants

     On February 23, 1997, our Board of Directors authorized the issuance of warrants to purchase our common stock to a director/former officer as consideration for the individual personally guaranteeing certain obligations of Norton. A warrant was issued for guarantees related to obligations entered into through August 1996 and allows this person to purchase 128,000 shares of common stock at the exercise price of $2.50 per share. A second warrant was issued for guarantees related to obligations entered into in January 1997 and allows this person to purchase 3,405 shares of common stock at $3.90 per share.

                             Page 62 of 141 Pages

                   NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Continued)



13. STOCK OPTIONS AND WARRANTS (Continued)

     Our Board of Directors authorized the issuance of an additional warrant to the director/former officer discussed above on April 1, 1997. This warrant allows this person to purchase 6,400 shares of common stock at an exercise price of $3.125 per share.

     None of the above-mentioned warrants were exercised during the years ended November 30, 1998 or 1997 and all remained outstanding at November 30, 1998.

     A summary of the status of warrants outstanding as of November 30, 1998 and 1997 and the changes during each of the two years then ended is presented below:

                                         Year ended November 30,
                          ----------------------------------------------------
                                    1998                        1997
                          -------------------------  -------------------------
                             Number of    Weighted     Number of      Weighted
                             shares of    Average      shares of      Average
                            Underlying    Exercise     Underlying     Exercise
                             Warrants      Price        Warrants        Price
                           -----------    --------     ----------     --------
Outstanding at beginning
     of the year               137,805     $ 2.565            - -      $  - -
Granted                            - -         - -        137,805       2.565
Exercised                          - -         - -            - -         - -
Forfeited                          - -         - -            - -         - -
Expired                            - -         - -            - -         - -
                              --------                   --------

Outstanding at end of
     year                      137,805      $2.565        137,805     $ 2.565
                              ========                   ========

Weighted average fair
     value of warrants
     granted                                $  - -                     $2.400
                                            ======                     ======

     The following table summarizes information about warrants outstanding as of November 30, 1998:

                                  Warrants Outstanding and Exercisable
                            ----------------------------------------------
                               Number         Weighted            Weighted
                            Outstanding   Average Remaining       Average
Range of Exercise                and           Contractual         Exercise
      Prices                Exercisable    Life (in years)         Price
------------------          -----------   -----------------       ---------
   $2.50 to $3.90             137,805            5.15              $2.565

                              Page 63 of 141 Pages

                   NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Continued)




13. STOCK OPTIONS AND WARRANTS (Continued)

     The fair value of each stock option and/or warrant granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants during the years ended November 30, 1998 and 1997:

                                  1998              1997
                                -------           --------
        Dividend yield           - 0.00%             0.00%
        Risk free interest rate  - 5.52%             6.25%
        Expected life            - 5 years        6.57 years
        Expected volatility      - 99.99%           99.99%

     Had the compensation costs for our stock-based compensation been determined consistent with SFAS 123, our net income and net income per common share for the years ended November 30, 1998, 1997 and 1996 would approximate the pro-forma amounts shown below:

                                               Year ended November 30,
                                         ---------------------------------
                                            1998       1997        1996
                                         ---------  ---------- -----------
     Net income:
        As reported                      $ 827,339  $2,461,932  $3,430,942
        Pro-forma                          654,517   2,199,887   3,430,942

     Net income per common share-Basic:
        As reported                        $0.17       $0.53       $0.74
        Pro-forma                           0.13        0.47        0.74

     Net income per common share-Diluted:
        As reported                        $0.17       $0.50       $0.71
        Pro-forma                           0.13        0.45        0.71


14.  COMMITMENTS AND CONTINGENCIES

Leases

     Norton entered into a five year noncancellable operating lease for its general office space in Lubbock, Texas in May 1994. In September 1997 Norton executed an addendum to this lease for additional space. The addendum period is for 20 months and expires at the same time as the original lease agreement. Norton also leases storage space in Texas and Wyoming and office space in Midland, Texas and in Rio Grande City, Texas on month to month leases. Rent expense charged to operations under operating leases amounted to $58,249, $48,584 and $57,140 in 1998, 1997 and 1996, respectively.

     Minimum future lease payments under operating leases are as follows:

                          Year Ending       Operating
                         November 30,        Leases
                         ------------       ---------
                             1999           $  23,210

                             Page 64 of 141 Pages

                  NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Continued)



14.  COMMITMENTS AND CONTINGENCIES (Continued)


Letters of credit

     As of November 30, 1998, Norton is contingently liable under an irrevocable letter of credit in the amount of $166,375.

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

     On December 1, 1995, Norton entered into a three-year employment agreement with one of it's employees which provides for a salary of $78,000 per year. This agreement was renewed and extended for an additional three years on December 1, 1998 under the same provisions and for the same amount as before.

Litigation

     The Company is involved in various routine litigation incident to its business. In the Company's opinion, none of these proceedings will have a material adverse effect on the Company in management's opinion.

Contingencies

     Norton's operations are subject to the many hazards inherent in the drilling business, including blow-outs, cratering, fires, and explosions. These hazards could cause personal injury or death, suspend drilling operations or seriously damage or destroy the equipment involved and, in addition to environmental damage, could cause substantial damage to producing formations and surrounding areas. Damage to the environment, including property contamination in the form of either soil or ground water contamination, could also result from Norton's operations, particularly through oil spillage, gas leaks and extensive, uncontrolled fires. In addition, Norton could become subject to liability for reservoir damage. The occurrence of a significant event, including pollution or environmental damage, could materially affect Norton's operations and financial condition. As a protection against operating hazards, Norton maintains insurance coverage considered by Norton to be adequate, including all-risk physical

                             Page 65 of 141 Pages

                  NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Continued)





14.  COMMITMENTS AND CONTINGENCIES (Continued)

damage, employer's liability, commercial general liability and workers' compensation insurance. Norton currently has $1,000,000 of general liability insurance per occurrence with an aggregate of $2,000,000 and excess liability and umbrella coverages of up to $10,000,000 per occurrence with a $10,000,000 aggregate. Norton's customers generally require Norton to have at least $1,000,000 of third party liability coverage.

Year 2000

     During 1997 we began evaluating computer systems to identify the those which could be affected by the Year 2000 issue. The "Year 2000 issue" is whether our computer systems will properly recognize date sensitive information when the year changes to 2000 or "00". Programs that were not designed to properly recognize such dates could generate erroneous data or cause a system to fail. We reviewed our computer systems and identified those that were not year 2000 compliant.

     Those systems that were not year 2000 compliant were replaced in November 1998. The cost to replace the non-compliant systems were not material to our financial position and results of operations.

     Our ability to conduct our business efficiently and productively requires that our customers and vendors be year 2000 compliant. We have not assessed the readiness and effectiveness of our customers and vendors in regards to thier compliance with year 2000 problems. However, we plan to make inquiries, solicitations and surveys of these customers and vendors in the current year on an on-going basis to determine our level of vulnerability from our customers and vendors. We do not anticipate an interruption of our operations relative to Year 2000 concerns of our customers and vendors. Therefore, we do not deem it necessary to formally adopt a contingency plan.

     The failure to correct a material year 2000 problem could result in interruptions or failures of our normal business activities or operations. Such failures could materially and adversely affect our results of operations, liquidity and financial condition. Due to the uncertaintity inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of our customers and vendors, we are unable to determine at this time whether the consequences of year 2000 failures will have a material impact on our results of operations, liquidity or financial condition. We believe that with the completion of upgrading our computer systems and the review of the status of our customers and vendors year 2000 readiness, the possibility of significant interruptions of normal operations should be reduced.

                             Page 66 of 141 Pages

                  NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Continued)




15. CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject us to concentrations of credit risk consist primarily of demand deposits, temporary cash investments and trade receivables.

     We believe that we place our demand deposits and temporary cash investments with high credit quality financial institutions. Our demand deposits and temporary cash investments consisted of the following at November 30, 1998 and 1997:

                                                    1998           1997
                                                 ---------      ---------
      Deposit in FDIC insured institutions
         under $100,000                           $201,547      $ 102,889
      Deposit in FDIC insured institutions
         over $100,000                             456,483        325,252
                                                  --------       --------
                                                   658,030        428,141
      Less outstanding checks and other
         reconciling items                        (485,709)      (151,044)
                                                  --------       --------
      Cash and cash equivalents                   $172,321       $277,097
                                                  ========       ========

     Concentrations of credit risk with respect to trade receivables are primarily focused on contract drilling receivables. The concentration is somewhat mitigated by the diversification of customers for which Norton provides drilling services. As of November 30, 1998, we had contract drilling receivables of approximately $3,297,000 related to drilling contracts in Mexico (see Note
17). While we believe that the receivables will be collected from the customer, we have credit insurance with respect to those receivables and intend to file a claim if the receivables become past due. No significant losses from individual contracts were experienced during the years ended November 30, 1998 and 1997. Included in general and administrative expense is a charge to operations of approximately $227,000 which was mainly attributable to the write off of interest accrued on a judgment for the year ended November 30, 1998 and a credit to the provision for doubtful receivables of approximately $59,000 for the year ended November 30,1997.

     Norton had three customers who accounted for approximately 51% of consolidated operating revenues for the year ended November 30, 1998. Norton had two customers each year who accounted for approximately 28% and 42% of consolidated operating revenues for the years ended November 30, 1997 and 1996, respectively.

16. DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

     At November 30, 1998 and 1997, the carrying value of our financial instruments, which primarily include notes payable, approximates fair value in management's opinion because of the frequency of their repricing.

                              Page 67 of 141 Pages

                  NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Continued)




17. SUBSEQUENT EVENTS

     On January 29, 1999 at our annual stockholders meeting, a one-for-five reverse split of common stock was approved. Par value and the authorized number of shares remained at $0.01 per share and 100,000,000, respectively. The reverse split became effective at 12:01 a.m. Eastern Standard Time on February 2, 1999. After the reverse split we had approximately 4,934,000 shares of common stock outstanding. Earnings per share, weighted average number of common shares outstanding, and all other disclosures regarding our stockholders' equity, common stock and related stock option and warrant plans for all periods presented reflect the effects of the reverse split.

     In February, 1999, Norton Mexico suspended drilling operations after being verbally informed that the three contracts under which it was operating were to be canceled. The original contracts which provided for the drilling of 38 wells in the northern border states of Nuevo Leon and Tamaulipas, Mexico, were expected to be completed in mid 1999. Only 12 of the 38 wells had been completed and 3 more were in progress when operations were suspended. We are currently investigating the possibility of continuance of the aforementioned contracts and/or possible redeployment of the rigs into the Permian Basin region of west Texas.

     Considering the current adverse conditions in the industry in which the company operates (e.g., the significant decrease in worldwide oil prices and the resulting downturn in the demand for contract driling services), management has addressed the covenant provision within its loan agreements with the lending bank. The bank has reduced the net worth requirement to $6,000,000.

                             Page 68 of 141 Pages

Exhibit 3.5

CERTIFICATE OF INCORPORATION PRIVATE

of

NORTON DRILLING COMPANY MEXICO, INC.

FIRST: The name of the Corporation is Norton Drilling Company Mexico, Inc. (hereinafter the "Corporation").

SECOND: The address of the registered office of the Corporation in the State of Delaware is 1013 Centre Road, Wilmington, Delaware 19805. The name of its registered agent at that address is Corporation Service Company.

THIRD: The purpose of the Corporation is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of Delaware as set forth in Title 8 of the Delaware Code (the "GCL").

FOURTH: The total number of shares of stock which the Corporation shall have authority to issue is One Thousand (1,000) shares of Common Stock, each having a par value of One Cent ($. 0 1).

FIFTH: The name and mailing address of the Sole Incorporator is as follows:

Michael B. Solovay Solovay Edlin & Eiseman, P.C.

85 Third Avenue
New York, New York 10022

SIXTH: The following provisions are inserted for the management of the business and the conduct of the affairs of the Corporation and for further definition, limitation and regulation of the powers of the Corporation and of its directors and stockholders:

(1)The business and affairs of the Corporation shall be managed by or under the direction of the Board of Directors.

(2)The directors shall have concurrent power with the stockholders to make, alter, amend, change, add to or repeal the Bylaws of the Corporation.

(3)The number of directors of the Corporation shall be as from time to time fixed by, or in the manner provided in, the Bylaws of the Corporation. Election of directors need not be by written ballot unless the Bylaws so provide.

(4)No director shall be personally liable to the Corporation or any of its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) pursuant to Section 17 of the GCL or (iv) for any transaction from which the director derived an improper personal benefit. Any repeal or modification of this Article SIXTH by the stockholders of the Corporation shall not adversely affect any right or protection of a director of the Corporation existing at the time of such repeal or modification with respect to acts or omissions occurring prior to such repeal or modification.

(5)In addition to the powers and authority hereinbefore or by statute expressly con conferred upon them, the director's are hereby empowered to exercise all such powers and do all such acts and things as may be exercised or done by the Corporation, subject, nevertheless, to the provisions of the GCL, this Certificate of Incorporation, and any Bylaws adopted by the

                             Page 69 of 141 Pages
stockholders; provided, however, that no Bylaws hereafter adopted by the stockholders shall invalidate any prior act of the directors which would have been valid if such Bylaws had not been adopted.

SEVENTH: Meetings of stockholders may be held within or without the State of Delaware, as the Bylaws may provide. The books of the Corporation may be kept (subject to any provision contained in the GCL outside the State of Delaware at such place or places as may be designated from time to time by the Board of Directors or in the Bylaws of the Corporation.

EIGHTH: The Corporation reserves the right to amend, alter, change or repeal any provision contained in this Certificate of Incorporation, in the manner now or hereafter prescribed by statute, and all rights conferred upon stockholders herein are granted subject to this reservation.

I, THE UNDERSIGNED, being the Sole Incorporator hereinbefore named, for the purpose of forming a corporation pursuant to the GCL, do make this Certificate, here by declaring and certifying that this is my act and deed and the facts herein stated are true, and accordingly have hereunto set my hand this 4th day of June, 1998.

Michael B. Solovay
Sole Incorporator




                             Page 70 of 141 Pages

Exhibit 3.6

BY LAWS PRIVATE
OF
NORTON DRILLING COMPANY MEXICO, INC.
(hereinafter called the "Corporation")

ARTICLE I

OFFICES

Section 1. Registered Office. The registered office of the Corporation shall be in the City of Wilmington, State of Delaware.

Section 2. Other Offices. The Corporation may also have offices at such other places both within and without the State of Delaware as the Board of Directors may from time to time determine.

ARTICLE II

MEETINGS OF STOCKHOLDERS

Section 1. Place of Meetings. Meetings of the stockholders for the election of directors or for any other purpose shall be held at such time and place, either within or without the State of Delaware as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting or in a duly executed waiver of notice thereof.

Section 2. Annual Meetings. The Annual Meetings of Stockholders shall be held on such date and at such time as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting, at which meetings the stockholders shall elect by a plurality vote a Board of Directors, and transact such other business as may properly be brought before the meeting. Written notice of the Annual Meeting stating the place, date and hour of the meeting shall be given to each stockholder entitled to vote at such meeting not less than ten nor more than sixty days before the date of the meeting.

Section 3. special Meetings. Unless otherwise prescribed by law or by the Certificate of Incorporation, Special Meetings of Stockholders, for any purpose or purposes, may be called by either (i) the Chairman, if there be one, or (ii) the President, (iii) any Vice President, if there be one, (iv) the Secretary or
(v) any Assistant Secretary, if there be one, and shall be called by any such officer at the request in writing of a majority of the Board of Directors or at the request in writing of stockholders owning a majority of the capital stock of the Corporation issued and outstanding and entitled to vote. Such request shall state the purpose or purposes of the proposed meeting. Written notice of a Special Meeting stating the places date and hour of the meeting and the purpose or purposes for which the meeting is called shall be given not less than ten nor more than sixty days before the date of the meeting to each stockholder entitled to vote at such meeting.

Section 4. Quorum. Except as otherwise provided by law or by the Certificate of Incorporation, the holders of a majority of the capital stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business. If, however, such quorum shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally noticed. If the adjournment is for more than thirty days, or if

                             Page 71 of 141 Pages
after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder entitled to vote at the meeting.

Section 5. Voting. Unless otherwise required by law, the Certificate of Incorporation or these By-Laws, any question brought before any meeting of stockholders shall be decided by the vote of the holders of a majority of the stock represented and entitled to vote thereat. Each stockholder represented at a meeting of stockholders shall be entitled to cast one vote for each share of the capital stock entitled to vote thereat held by such stockholder. Such votes may be cast in person or by proxy but no proxy shall be voted on or after three years from its date unless such proxy provides for a longer period. The Board of Directors, in its discretion, or the officer of the Corporation presiding at a meeting of stockholders in his discretion, may require that any votes cast at such meeting shall be cast by written ballot.

Section 6. Consent of Stockholders in Lieu of Meeting. Unless otherwise provided in the Certificate of Incorporation, any action required or permitted to be taken at any Annual or Special Meeting of Stockholders of the Corporation, may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing.

Section 7. List of Stockholders Entitled to Vote. The officer of the Corporation who has charge of the stock ledger of the Corporation shall prepare and make, at least ten days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder of the corporation who is present.

             Section 8. Stock Ledger. The stock ledger of the Corporation shall be the only evidence as to who are the stockholders entitled to examine the stock ledger, the list required by Section 7 of this Article II or the books of the Corporation, or to vote in person or by proxy at any meeting of stockholders.

       ARTICLE III

       DIRECTORS

             Section 1. Number and Election of Directors. The Board of Directors shall consist of not less than one nor more than fifteen members, the exact number of which shall initially be fixed by the Incorporator and there after from time to time by the Board of Directors. Except as provided in section 2 of this Article, directors shall be elected by a plurality of the votes cast at Annual Meetings of Stockholders, and each director so elected shall hold office until the next Annual Meeting and until his successor is duly elected and qualified, or until his earlier resignation or removal. Any director may resign at any time upon notice to the Corporation.
Directors need not be stockholders.


                             Page 72 of 141 Pages

             Section 2. Vacancies. Vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority of the directors then in office, though less than a quorum, or by a sole remaining director, and the directors so chosen shall hold office until the next annual election and until their successors are duly elected and qualified, or until their earlier resignation or removal.

     Section 3. Duties and Powers. The business of the Corporation shall be managed by or under the direction of the Board of Directors which may exercise all such powers of the Corporation and do all such lawful acts and things as are not by statute or by the Certificate of Incorporation or by these By-Laws directed or required to be exercised or done by the stockholders.

       section 4. Meetings. The Board of Directors of the Corporation may hold meetings, both regular and special, either within or without the State of Delaware. Regular meetings of the Board of Directors may be held without notice at such time and at such place as may from time to time be determined by the Board of Directors. Special meetings of the Board of Directors may be called by the Chairman, if there be one, the President, or any directors. Notice thereof stating the place, date and hour of the meeting shall be given to each director either by mail not less than forty eight (48) hour's before the date of the meeting, by telephone or telegram on twenty four (24) hours' notice, or on such shorter notice as the person or persons calling such meeting may deem necessary or appropriate in the circumstances.

                    Section 5. Quorum. Except as may be otherwise specifically provided by law, the Certificate of Incorporation or these By-Laws, at all meetings of the Board of Directors, a majority of the entire Board of Directors shall constitute a quorum for the transaction of business and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the Board of Directors. If a quorum shall not be present at any meeting of the Board of Directors, the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

                    section 6. Actions of Board. Unless otherwise provided by the Certificate of Incorporation or these By-Laws, any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting, if all the members of the Board of Directors or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board of Directors or committee.

                    Section 7. Meetings by Means of Conference Telephone. Unless otherwise provided by the Certificate of Incorporation or these By-Laws, members of the Board of Directors of the Corporation, or any committee designated by the Board of Directors, may participate in a meeting of the Board of Directors or such committee by means of a conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this Section 7 shall constitute presence in person at such meeting.

              Section 8. Committees. The Board of Directors may, by resolution passed by a majority of the entire Board of Directors, designate one or more committees, each committee to consist of one or more of the directors of the Corporation. The Board of Directors may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of any such committee. In the absence or disqualification of a member of a committee, and in the absence of a designation by the Board of

                             Page 73 of 141 Pages

       Directors of an alternate member to replace the absent or disqualified members the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any absent or disqualified member. Any committee, to the extent allowed by law and provided in the resolution establishing such committee, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation. Each committee shall keep regular minutes and report to the Board of Directors when required.

              Section 9. Compensation. The directors may be paid their expenses, if any, of attendance at each meeting of the Board of Directors and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as director. No such payment shall preclude any director from serving the Corporation in any other capacity and receiving compensation therefor. Members of special or standing committees may be allowed like compensation for attending committee meetings.

              Section 10. Interested Directors. No contract or transaction between the Corporation and one or more of its directors or officers, or between the Corporation and any other corporation, partnership, association, or other organization in which one or more of its directors or officers are directors or officers, or have a financial interest, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the Board of Directors or committee thereof which authorizes the contract or transaction, or solely because his or their votes are counted for such purpose if (i) the material facts as to his or their relationship or interest and as to the contract or transaction are disclosed or are known to the Board of Directors or the committee, and the Board of Directors or committee in good faith authorizes the contract or transaction by the affirmative votes of a majority of the disinterested directors, even though the disinterested director be less than a quorum; or (ii) the material facts as to his or their relationship or interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote there thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or (iii) the contract or transaction is fair as to the Corporation as of the time it is authorized, approved or ratified, by the Board of Directors, a committee thereof or the stockholders. Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or of a committee which authorizes the contract or transaction.

              ARTICLE IV

              OFFICERS


                             Page 74 of 141 Pages

              Section 1. General. The officers of the Corporation shall be chosen by the Board of Directors and shall be a Chairman (who must be a director), a President, a Chief Executive Officer, a Chief Operating officer, a Secretary and a Treasurer. The Board of Directors, in its discretion, may also choose one or more Vice Presidents, Assistant Secretaries, Assistant Treasurers and other officers. Any number of offices may be held by the same person, unless otherwise prohibited by law, the Certificate of Incorporation or these By-Laws. The officers of the Corporation need not be stockholders of the Corporation nor, except in the case of the Chairman of the Board of Directors, need such officers be directors of the Corporation.

              Section 2. Election. The Board of Directors at its first meeting held after each Annual Meeting of Stockholders shall elect the officers of the Corporation who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board of Directors; and all officers of the Corporation shall hold office until their successors are chosen and qualified, or until their earlier resignation or removal. Any officer elected by the Board of Directors may be removed at any time by the affirmative vote of a majority of the Board of Directors. Any vacancy occurring in any office of the Corporation shall be filled by the Board of Directors. The salaries of all officers of the Corporation shall be fixed by the Board of Directors.

              Section 3. Voting Securities Owned by the Corporation. Powers of attorney, proxies, waivers of notice of meetings consents and other instruments relating to securities owned by the Corporation may be executed in the name of and on behalf of the Corporation by the President or any Vice President and any such officer may, in the name of and on behalf of the Corporation, take all such action as any such officer may deem advisable to vote in person or by proxy at any meeting of security holders of any corporation in which the Corporation may own securities and at any such meeting shall possess and may exercise any and all rights and power incident to the ownership of such securities and which, as the owner thereof, the Corporation might have exercised and possessed if present. The Board of Directors may, by resolution, from time to time confer like powers upon any other person or persons.

              Section 4. Chairman of the Board of Directors. The Chairman of the Board of Directors, if there be one, shall preside at all meetings of the stockholders and of the Board of Directors. Except where by law the signature of the President is required, the Chairman of the Board of Directors shall possess the same power as the President to sign all contracts, certificates and other instruments of the Corporation which may be authorized by the Board of Directors. During the absence or disability of the President, the Chairman of the Board of Directors shall exercise all the powers and discharge all the duties of the President. The Chairman of the Board of Directors shall also perform such other duties and may exercise such other powers as from time to time may be assigned to him by these ByLaws or by the Board of Directors

                    Section 5. President. The President shall, subject to the control of the Board of Directors and, if there be one, the Chairman of the Board of Directors, have general supervision of the business of the Corporation and shall see that all orders and resolutions of the Board of Directors are carried into effect. He shall execute all bonds, mortgages, contracts and other instruments of the corporation requiring a seal, under the seal of the Corporation, except where required or permitted by law to be otherwise signed and executed and except that the other officers of the Corporation may sign and execute documents when so authorized by these By-Laws, the Board of Director's or the President. In the absence or disability of the Chairman of the Board of

                             Page 75 of 141 Pages

       Directors, or if there be none, the President shall preside at all meetings of the stockholders and the Board of Directors. The President shall perform such duties and may exercise such other powers as from time to time may be assigned to him by these By-Laws or by the Board of Directors.

                    Section 6. Vice Presidents. At the request of the President or in his absence or in the event of his inability or refusal to act (and if there be no Chairman of the Board of Directors), the Vice President or the Vice Presidents if there is more than one (in the order designated by the Board of Directors) shall perform the duties of the President, and when so acting, shall have all the powers of and be subject to all the restrictions upon the President. Each Vice President shall perform such other duties and have such other powers as the Board of Directors from time to time may prescribe. If there be no Chairman of the Board of Directors and no Vice President, the Board of Directors shall designate the officer of the corporation who, in the absence of the President or in the event of the inability or refusal of the President to act, shall perform the duties of the President, and when so acting, shall have all the powers of and be subject to all the restrictions upon the President.

                    Section 7. Secretary. The Secretary shall attend all meetings of the Board of Directors and all meetings of stockholders and record all the proceedings thereat in a book or books to be kept for that purpose; the Secretary shall also perform like duties for the standing committees when required. The Secretary shall give, or cause to be given, notice of all meetings of the stockholders and special meetings of the Board of Directors, and shall perform such other duties as may be prescribed by the Board of Directors or President, under whose supervision he shall be. If the Secretary shall be unable or shall refuse to cause to be given notice of all meetings of the stockholders and special meetings of the Board of Directors, and if there be no Assistant Secretary, then either the Board of Directors or the President may choose another officer to cause such notice to be given. The Secretary shall have custody of the seal of the Corporation and the Secretary or any Assistant Secretary, if there be one, shall have authority to affix the same to any instrument requiring it and when so affixed, it may be attested by the signature of the Secretary or by the signature of any such Assistant Secretary. The Board of Directors may give general authority to any other officer to affix the seal of the Corporation and to attest the affixing by his signature. The Secretary shall see that all books, reports, statements, certificates and other documents and records required by law to be kept or filed are properly kept or filed, as the case may be.

                    Section 8. Treasurer. The Treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the Corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the Corporation in such depositories as may be designated by the Board of Directors. The Treasurer shall disburse the funds of the corporation as may be ordered by the Board of Directors, taking proper vouchers for such disbursements, and shall render to the President and the Board of Directors, at its regular meetings, or when the Board of Directors so requires, an account of all his transactions as Treasurer and of the financial condition of the Corporation. If required by the Board of Directors, the Treasurer shall give the Corporation a bond in such sum and with such surety or sureties as shall be satisfactory to the Board of Directors for the faithful performance of the duties of his office and for the restoration to the Corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers,

                             Page 76 of 141 Pages
       money and other property of whatever kind in his possession or under his control belonging to the Corporation.

                    Section 9. Assistant Secretaries. Except as may be otherwise provided in these By-Laws, Assistant Secretaries, if there be any, shall perform such duties and have such powers as from time to time may be assigned to them by the Board of Directors, the President, any Vice President, if there be one, or the Secretary, and in the absence of the Secretary or in the event of his disability or refusal to act, shall perform the duties of the Secretary, and when so acting, shall have all the powers of and be subject to all the restrictions upon the Secretary.

                    Section 10. Assistant Treasurers. Assistant Treasurers, if there be any, shall perform such duties and have such powers as from time to time may be assigned to them by the Board of Directors, the President, any Vice President, if there be one, or the Treasurer, and in the absence of the Treasurer or in the event of his disability or refusal to act, shall perform the duties of the Treasurer, and when so acting, shall have all the powers of and be subject to all the restrictions upon the Treasurer. If required by the Board of Directors, an Assistant Treasurer shall give the Corporation a bond in such sum and with such surety or sureties as shall be satisfactory to the Board of Directors for the faithful performance of the duties of his office and for the restoration to the corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers money and other property of whatever kind in his possession or under his control belonging to the corporation.

                    Section 11. Other Officers. Such other officers as the Board of Directors may choose shall perform such duties and have such powers as from time to time may be assigned to them by the Board of Directors. The Board of Directors may delegate to any other officer of the Corporation the power to choose such other officers and to prescribe their respective duties and powers.

                    ARTICLE V

                    STOCK

                    Section 1. Form of Certificates. Every holder of stock in the Corporation shall be entitled to have a certificate signed, in the name of the Corporation (i) by the Chairman of the Board of Directors, the President or a Vice President and (ii) by the Treasurer or an Assistant Treasurer, or the Secretary or an Assistant Secretary of the Corporation, certifying the number of shares owned by him in the Corporation.

                    Section 2. Signatures. Where a certificate is countersigned by (i) a transfer agent other than the Corporation or its employee, or
       (ii) a registrar other than the Corporation or its employee, any other signature on the certificate may be a facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officers transfer agent or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer, transfer agent or registrar at the date of issue.

                    Section 3. Lost Certificates. The Board of Directors may direct a new certificate to be issued in place of any certificate theretofore issued by the Corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or

                             Page 77 of 141 Pages
       destroyed. Men authorizing such issue of a new certificate, the Board of Directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate, or his legal representative, to advertise the same in such manner as the Board of Directors shall require and/or to give the Corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the Corporation with respect to the certificate alleged to have been lost, stolen or destroyed.

                    Section 4. Transfers. Stock of the Corporation shall be transferable in the manner prescribed by law and in these ByLaws. Transfers of stock shall be made on the books of the Corporation only by the person named in the certificate or by his attorney lawfully constituted in writing and upon the surrender of the certificate therefore which shall be canceled before a new certificate shall be issued.

                    Section 5. Record Date. In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or entitled to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock, or for the purpose of any other lawful action, the Board of Directors may fix, in advance, a record date, which shall not be more than sixty days nor less than ten days before the date of such meeting, nor more than sixty days prior to any other action. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

                    Section 6. Beneficial Owners. The Corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of shares, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by law.

      ARTICLE VI

       NOTICES

             Section 1. Notices. Whenever written notice is required by law, the Certificate of Incorporation or these By-Laws, to be given to any director, member of a committee or stockholder, such notice may be given by mail, addressed to such director, member of a committee or stockholder, at his address as it appears on the records of the Corporation, with postage thereon prepaid, and such notice shall be deemed to be given at the time when the same shall be deposited in the United States mail. Written notice may also be given personally or by telegram, telex or cable.

             Section 2. Waivers of Notice. Whenever any notice is required by the Certificate of Incorporation Corporation or these By-Laws, to be given to any director, member of a committee or stockholder, a waiver thereof in writing, signed, by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

             ARTICLE VII

             GENERAL PROVISIONS


                             Page 78 of 141 Pages

             Section 1. Dividends. Dividends upon the capital stock of the Corporation, subject to the provisions of the Certificate of Incorporation, if any, may be declared by the Board of Directors at any regular or special meeting, and may be paid in cash, in property, or in shares of the capital stock. Before payment of any dividends there may be set aside out of any funds of the Corporation available for dividends such sum or sums as the Board of Directors from time to time, in its absolute discretion, deems proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the Corporation, or for any proper purpose, and the Board of Directors may modify or abolish any such reserve.

             Section 2. Disbursements. All checks or demands for money and notes of the Corporation shall be signed by such officer or officers or such other person or persons as the Board of Directors may from time to time designate.

             Section 3. Fiscal Year. The fiscal year of the Corporation shall be final by resolution of the Board of Directors.

             Section 4. Corporate Seal. The corporate seal shall have inscribed thereon the name of the Corporation, the year of its organization and the words "Corporate Seal, Delaware". The seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise.

             ARTICLE VIII

             INDEMNIFICATION

             Section 1. Power to Indemnity in Actions, Suits or Proceedings Other Than Those by or in the Right of the Corporation. Subject to Section 3 of this Article VIII, the Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceedings whether civil criminal, administrative or investigative (other than an action by or in the right of the Corporation) by reason of the fact that he is or was a director or officer of the Corporation, or is or was a director or officer of the Corporation serving at the request of the Corporation as a director or officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonable believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgments order, settlements conviction or upon a plea of nolo contendere or Its equivalent, shall not, of it self, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

             Section 2. Power to Indemnity in Actions, Suits or Proceedings by or in the Right of the Corporation. Subject to Section 3 of this Article VIII, the Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he is or was a director or officer of the Corporation, or is or was a director or officer of the Corporation serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise against expenses (including attorneys' fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably

                             Page 79 of 141 Pages
believed to be in or not opposed to the best interests of the Corporation; except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the Corporation unless and only to the extent that the Court of Chancery or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery or such other court shall deem proper.

             Section 3. Authorization of  Indemnification.  Any  indemnification under this Article VIII (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the director or officer is proper in the circumstances because he has met the applicable standard of conduct set forth in Section 1 or
Section 2 of this Article VIII, as the case may be. Such determination shall be made (i) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit or proceeding, or (ii) if such a quorum is not obtainable, or, even if obtainable a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or (iii) by the stockholders. To the extent however, that a director or officer of the Corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding described above, or in defense of any claim, issue or matter therein, he shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him in connection there with without the necessity of authorization in the specific case.

             Section 4. Good Faith Defined. For purposes of any determination under Section 3 of this Article VIII, a person shall be deemed to have acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation, or, with respect to any criminal action or proceeding, to have had no reasonable cause to believe his conduct was unlawful, if his action is based on the records or books of account of the Corporation or another enterprise, or on information supplied to him by the officers of the Corporation or another enterprise in the course of their duties, or on the advice of legal counsel for the Corporation or another enterprise or on information or records given or reports made to the Corporation or another enterprise by an independent certified public accountant or by an appraiser or other expert selected with reasonable care by the Corporation or another enterprise. The term "another enterprise" as used in this Section 4 shall mean any other corporation or any partnership, joint venture, trust, employee benefit plan or other enterprise of which such person is or was serving at the request of the Corporation as a director, officer, employee or agent. The provisions of this Section 4 shall not be deemed to be exclusive or to limit in anyway the circumstances in which a person may be deemed to have met the applicable standard of conduct set forth in Sections 1 or 2 of this Article VIII, as the case may be.

             Section 5. Indemnification by a Court. Not withstanding any contrary determination in the specific case under Section 3 of this Article Viii, and notwithstanding the absence of any determination thereunder, any director or officer may apply to any court of competent jurisdiction in the State of Delaware for indemnification to the extent otherwise permissible under Sections 1 and 2 of this Article VIII. The basis of such indemnification by a court shall be a determination by such court that indemnification of the director or officer is proper in the circumstances because he has met the applicable standards of conduct set forth in Sections 1 or 2 of this Article VIII, as the case may be. Neither a contrary determination in the specific case under Section 3 of this Article VIII nor the absence of any determination thereunder shall be a defense to such application or create a presumption that the director or officer seeking indemnification has not met any applicable standard of conduct. Notice of any application for indemnification pursuant to this Section 5 shall be given to

                             Page 80 of 141 Pages
the Corporation promptly upon the filing of such application. If successful, in whole or in part, the director or officer seeking indemnification shall also be entitled to be paid the expense of prosecuting such application.

             Section 6. Expenses Payable in Advance. Expenses incurred by a director or officer in defending or investigating a threatened or pending action, suit or proceeding shall be paid by the Corporation in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of such director or officer to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the Corporation as authorized in this Article VIII.

             Section 7. Nonexclusivity of Indemnification and Advancement of Expenses. The indemnification and advancement of expenses provided by or granted pursuant to this Article VIII shall not be deemed exclusive of any other rights to which those seeking indemnification or advancement of expenses may be entitled under any By-Law, agreements contracts vote of stockholder's or disinterested directors or pursuant to the direction (howsoever embodied) of any court of competent jurisdiction or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office! it being the policy of the Corporation that indemnification of the persons specified in Sections 1 and 2 of this Article VIII shall be made to the fullest extent permitted by law. The provisions of this Article VIII shall not be deemed to preclude the indemnification of any person who is not specified in sections 1 or 2 of this Article Viii but whom the Corporation has the power or obligation to indemnify under der the provisions of the General Corporation Law of the State of Delaware, or otherwise

             Section 8. Insurance. The Corporation may purchase and maintain insurance on behalf of any person who is or was a director or officer of the Corporation, or is or was a director or officer of the Corporation serving at the request of the Corporation as a director, officers employee or agent of another corporation, partnership joint venture, trust, employee benefit plan or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such whether or not the Corporation would have the power or the obligation to indemnify him against such liability under the provisions of this Article VIII.

             Section 9. Certain Definitions. For purposes of this Article VIII, references to "the Corporation" shall include, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors or officers, so that any person who is or was a director or officer of such constituent corporation, or is or was a director or officer of such constituent corporation serving at the request of such constituent corporation as a director, officer, employee or agent of another corporation partnership, joint venture, trust, employee benefit plan or other enterprise, shall stand in the same position under the provisions of this Article VIII with respect to the resulting or surviving corporation as he would have with respect to such constituent corporation if its separate existence had continued. For purposes of this Article VIII, references to "fines" shall include any excise taxes assessed on a person with respect to an employee benefit plan; and references to "serving at the request of the Corporation" shall include any service as a directors officer, employee or agent of the Corporation which imposes duties on, or involves services by, such director or officer with respect to an employee benefit plan, its participants or beneficiaries; and a person who acted in good faith and in a manner he reasonably be believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the Corporation" as referred to in this Article VIII.


                             Page 81 of 141 Pages

             Section 10. Survival of Indemnification and Advancement of Expenses. The indemnification and advancement of expenses provided by, or granted pursuant to, this Article VIII shall, unless otherwise provided when authorized or ratified, continue as to a person who has ceased to be a director or officer and shall inure to the benefit of the heirs, executors and administrators of such a person.

             Section 11. Limitation on Indemnification. Notwithstanding anything contained in this Article VIII to the contrary, except for proceedings to enforce rights to indemnification (which shall be governed by Section 5 hereof), the Corporation shall not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized or consented to by the Board of Directors of the corporation.

             Section 12. Indemnification of Employees and Agents. The Corporation may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the corporation similar to those conferred in this
Article VIII to directors and officers of the Corporation.

             ARTICLE IX

             AMENDMENTS

             Section 1. These By-Laws may be altered, amended or repealed, in whole or in part, or new By-Laws may be adopted by the stockholders or by the Board of Directors, provided, however, that notice of such alteration, amendment, repeal or adoption of new By-Laws be contained in the notice of such meeting of stockholders or Board of Directors as the case may be. All such amendments must be approved by either the holders of a majority of the outstanding capital stock entitled to vote thereon or by a majority of the entire Board of Directors then in office.

             Section 2. Entire Board of Directors. As used in this Article IX and in these By-Laws generally, the term "entire Board of Directors" means the total number of directors which the Corporation would have if there were no vacancies.



























                             Page 82 of 141 Pages

   Exhibit 10.45

                 INTERNATIONAL DAYWORK DRILLING CONTRACT - LAND

                                   FOR RIG # I

   THIS AGREEMENT (hereafter called the "Agreement") is entered into effective as of the 29 th day of May 1998, by and between Norton Drilling Company Mexico, Inc., a corporation organized under the laws of the State of Delaware, with its principal offices located in Lubbock, Texas, U.S.A. (hereafter called "Contractor"), and Construcciones Protexa, S.A. de C.V., a Mexican corporation, and Protexa Construcciones, S.A. de C.V. , a Mexican corporation (hereafter called "Protexa") and Avia de Mexico, S.A. de C.V. , a Mexican corporation , and Avia Energy Development L. L.C. , a Texas limited liability company, (hereafter called "Avia), (Protexa and Avia being hereafter together called "Operator")

   WHEREAS, Operator desires to have wells drilled on land in the Operating Area and to have performed or carried out all auxiliary operations and services as detailed in the Appendices hereto or as Operator may require; and

   WHEREAS, Contractor is willing to furnish its land drilling rig, RIG # 1, complete with camp, transport and other equipment, (hereinafter called the "Drilling Rig") insurances and personnel, all as detailed in the Appendices hereto for the purpose of drilling the said wells and performing the said auxiliary operations and services for Operator.

   NOW THEREFORE THIS AGREEMENT WITNESSETH that in consideration of the covenants herein it is agreed as follows:

                           ARTICLE I - INTERPRETATION
   101. Definitions

   In this Contract, unless the context otherwise requires:

   (a) "Commencement Date" means the point in time that the Drilling Rig is loaded in Levelland, Texas and ready to be transported to the first well in the Operating Area;

   (b) "Operator's Items" mean the equipment, materials and services which are listed in the Appendices that are to be provided at the expense of Operator,

   (c) "Contractor's Items" mean the equipment, materials and services which are listed in the Appendices that are to be provided at the expense of Contractor,

   (d) "Contractor's Personnel" means the personnel which are employees of Contractor and which are to be provided by Contractor from time to time to conduct operations hereunder as listed in the Appendices;

   (e) "Operating Area" means those areas of land in the Burgos Basin in Mexico where Operator may from time to time be entitled to conduct drilling operations;

   (f) "Affiliated Company" means a company owning 50% or more of the stock of Operator or Contractor, a company in which Operator or Contractor owns 50% or more of its stock, or a company 50% or more of whose stock is owned by the same company that owns 50% or more of the stock of Operator or Contractor.

   (g) "Operations Base" means the place or places designated as such by Operator from time to time.


                             Page 83 of 141 Pages

   (h) "Pemex" means Pemex-Explorabon and Production, a decentralized public entity of the Federal Government of the United Mexican States and a subsidiary of Petroleos Mexicanos.

   (i) "Pemex Contract" means that certain turnkey drilling contract issued pursuant to International Public Bid No. 00575003-044-97 Burgos Central 11 and entered into between Pernex and Protexa.

   (j) "Operator"  means both Protexa and Avia,  which companies hereby agree to
be  jointly  and  severally  liable  for  all  of  the  obligations,   payments,
indemnities and other undertakings of Operator in this Agreement.

   102. Currency

   In this Contract, all amounts expressed in dollars are United States dollar amounts.

   103. Conflicts

   The Appendices hereto are incorporated herein by reference. If any provision of the Appendices conflicts with provision in the body hereof, the latter shall prevail.

   104. Headings

   The paragraph headings shall not be considered in interpreting the text of this Contract.

   105. Further Assurances

   Each party shall perform the acts and execute and deliver the documents and give the assurances necessary to give effect to the provisions of Contract.

   106. Contractor's Status

   Contractor in performing its obligations hereunder shall be an independent contractor.

   107.Governing Law

   This Contract shall be construed and the relations between the parties determined in accordance with the laws of the State of Texas, not including, however, any of its conflicts of law rules which would direct or refer to the laws of another jurisdiction. In the event any provision of this Contract is inconsistent with or contrary to any applicable law, rule or regulation, said provision shall be deemed to be modified to the extent required to comply with said law, rule or regulation, and as so modified said provision and this Contract shall continue in full force and effect.

                                ARTICLE II - TERM
   201. Effective Date

   The parties shall be bound by this Contract when each of them has executed it.

   202. Duration

   This Contract shall terminate:

   (a) Upon notice from Operator prior to Commencement Date provided,

   however, in event of such termination Operator shall pay Contractor, as liquidated damages and not as a penalty a sum equal to the Standby Rate

                             Page 84 of 141 Pages
provided for in this Agreement for a period of 60 days or a lump sum of $600,000;

   (b) Immediately if the Drilling Rig becomes an actual or constructive total loss;
   (c)60 days after receipt by Contractor of a written notice of termination from

   Operator, and after the Drilling Rig has been demobilized to Levelland, Texas, unless some other place is mutually agreed; but Operator may not give such notice until at least six months after the Commencement Date (or, if operations are then being conducted on a well, as soon thereafter as such operations are completed);

   (d) 10 days after receipt by Operator of a written notice of termination from

   Contractor, but Contractor may only give such notice of termination if Operator shall fail to pay to Contractor amounts due to Contractor under this Agreement as and when they become due hereunder, or if Operator shall fail to perform any other material obligation which it is obligated to perform under this Agreement, such termination to only become effective after the Drilling Rig has been demobilized to Levelland, Texas, unless some other place is mutually agreed;

   (e) After completion of the last well to be drilled by Operator for Pemex under the Pemex Contract.

   203. Continuing Obligations
   Notwithstanding the termination of this Contract, the parties shall continue to be bound by the provisions of this Contract that reasonably require some action or forbearance after the cessation of the day rates provided for hereinafter.

   204. Return of Operator's Items

   Upon termination of this Contract Contractor shall return to Operator at the drill site of the last well drilled by Contractor under this Agreement any of Operators items which are at the time in Contractors possession.

             ARTICLE III - CONTRACTOR'S PERSONNEL AND MEXICAN LABOR

   301. Number, Selection, Hours of Labor and Remuneration

   The selection, replacement, hours of labor and remuneration of Contractor's Personnel shall be determined solely by Contractor. Such employees shall be the employees solely of Contractor. Contractor represents that the Contractor's Personnel will be competent and efficient.

   302. Other Personnel

   It is understood that the Contractor's Personnel who are employees of Contractor are the only personnel for which Contractor will be responsible under this Contract. However Contractor hereby agrees to contract with a Mexican labor contractor, to be designated by Operator, for the other rig crews and personnel required by Contractor to perform this Contract other than the Contractor's employees (hereafter called the "Mexican Labor") Although the Mexican Labor will not be employees of Contractor, the Mexican Labor shall be under the direct supervision of Contractors Personnel while working on the rig. Operator hereby represents that the Mexican Labor to be provided to Contractor by the Mexican labor contractor designated by Operator will be competent, experienced and efficient workers and that Operator will not hold Contractor responsible for any errors or omissions which may be committed by the Mexican Labor in the performance of their work. Contractor shall pay the Mexican labor contractor directly for the Mexican Labor it

                             Page 85 of 141 Pages
provided to Contractor, however, should the costs payable by Contractor for such Mexican Labor exceed $910 per day for a 5 man crew and $240 per day for transportation of crews then Operator will reimburse Contractor for any excess.

   303. Contractor's Representative

   Contractor shall nominate one of its personnel as Contractor's representative who shall be in charge of the remainder of Contractor's Personnel and the Mexican Labor, and who shall have full authority to resolve all dayto-day matters which arise between Operator and Contractor.

   305. Replacement of Contractor's Personnel
   Contractor will remove and replace in a reasonable time any of Contractors Personnel if Operator so requests in writing and if Operator can show reasonable grounds for its requirement. Operator will remove and replace in a reasonable time any of the Mexican Labor if Contractor so requests in writing.




                        ARTICLE IV. - CONTRACTOR'S ITEMS

   401. Obligation to Supply

   Contractor shall provide Contractor's Items and Contractors Personnel and shall perform the services to be provided or performed by it according to the Appendices. Operator shall move or pay the cost of moving Contractors warehouse, spare parts and personnel if it becomes necessary to shift the site of these items during the term of this Contract.

   402. Maintain Stocks

   Contractor shall be responsible, at its cost, for maintaining adequate stock levels of Contractor's Items and replenishing as necessary.

   403. Maintain and Repair Equipment

   Contractor shall, subject to Clause 1001, be responsible for the maintenance and repair of all Contractor's items and will provide all spare parts and materials required therefor. Contractor shall, if requested by Operator, also maintain or repair, at its cost, any of Operator's Items which Contractor is qualified to and can maintain or repair with Contractor's normal complement of personnel and equipment provided, however, that Operator shall at its cost provide all spare parts and materials required to maintain or repair Operator's Items and the basic responsibility and liability for furnishing and maintaining such items shall remain in Operator.

                  ARTICLE V - CONTRACTOR'S GENERAL OBLIGATIONS

   501. Performance of the Drilling Rig

   Contractor represents that the Drilling rig will be capable of drilling to a depth of 14,300 feet. Any drill pipe in excess of that furnished by Contractor shall be supplied by Operator.

   502. Contractor's Standard of Performance

   Contractor shall carry out all operations hereunder on a daywork basis. For purposes hereof the term "daywork basis" means Contractor shall furnish equipment, Contractor's Personnel, and perform services as herein provided, for a specified sum per day under the direction, supervision and control of Operator (which term is deemed to include any employee, agent, consultant or

                             Page 86 of 141 Pages
subcontractor engaged by Operator to direct drilling operations). When operating on a daywork basis, Contractor shall be fully paid at the applicable rates of payment and assumes only the obligations and liabilities stated herein. Except for such obligations and liabilities specifically assumed by Contractor, Operator shall be solely responsible and assumes liability for all consequences of operations by both parties while on a daywork basis, including results and all other risks or liabilities incurred in or incident to such operations.

   503. Operation of Drilling Rig

   Contractor shall be solely responsible for the operation of the Drilling Rig, including, without limitation, supervising moving operations, and positioning the Drilling Rig and camp at locations as required by Operator, as well as such operations at the drill site as may be necessary or desirable for the safety of the Drilling Rig. Operations under this Contract will be performed on a 24-hour per day basis.

   504. Compliance with Operator's Instructions

   Contractor shall comply with all instructions of Operator consistent with the provisions of the Contract including, without limitation, drilling, well control and safety instructions. Such instructions shall, if Contractor so requires, be confirmed in writing by the authorized representative of Operator. However, Operator shall not issue any instructions which would be inconsistent with Contractor's rules, policies or procedures pertaining to the safety of its personnel, equipment or the Drilling Unit.

   505. Mud and Casing Program

   Contractor shall take all reasonable care to follow the mud and casing program as specified by Operator. Operator shall provide Contractor with these programs reasonably in advance of spud date of each well to be drilled hereunder.

   506. Cutting/Coring Program

   Contractor shall save and identify cuttings and cores according to Operator's instructions and place them in containers furnished by Operator.

   507. Records to be Kept by Contractor

   Contractor shall keep and furnish to Operator an accurate record of the work performed and formations drilled on the IADC-API Daily Drilling Report Form or other form acceptable to Operator. A legible copy of said form signed by Contractor's representative shall be furnished by Contractor to Operator.

   508. Difficulties During Drilling

   In the event of any difficulty arising which precludes either drilling ahead under reasonably normal procedures or the performance of any other operations planned for a well, Contractor may suspend the work in progress and shall immediately notify the representative of Operator, in the meantime exerting reasonable effort to overcome the difficulty.

   509. Safety Equipment

   Contractor shall maintain its well control equipment listed in the Appendices in good condition at all times and shall use all reasonable means to control and prevent fires and blowouts and to protect the hole.
                       ARTICLE VI - OPERATOR'S OBLIGATIONS

   601. Equipment and Personnel


                             Page 87 of 141 Pages

   Operator shall at its cost provide Operator's Items and personnel to perform the services to be provided or performed by it according to the Appendices. In addition to providing the initial supply of Operator's Items, Operator shall be responsible, at its cost, for maintaining adequate stock levels and replenishing as necessary. When, at Operator's request and with Contractor's agreement the Contractor furnishes or subcontracts for certain items which Operator is required herein to provide, for purposes of the Contract said items or services shall be deemed to be Operator furnished items or services, any subcontractors so hired shall be deemed to be Operators contractor, and Operator shall not be relieved of any of its liabilities in connection therewith; for furnishing said items and services Operator shall reimburse Contractor its entire cost plus 10% for handling.

   602. Maintenance and Repair

   Operator shall be responsible, at its cost, for the maintenance and repair of all Operator's Items which Contractor is not qualified to or cannot maintain or repair with Contractor's normal complement of personnel and the equipment.

   603. Operator's Employees

   Operator shall ensure that Operator's personnel shall be competent and efficient and Contractor may treat Operators senior representative for the time being as being in charge of all Operator personnel.

   604. Replacement of Operator's Personnel

   Contractor shall have the right to request in writing Operator to remove and replace any Operator personnel if Contractor can show reasonable grounds for such request.

   605. Operator Representatives

   Operator may, from time to time, designate representatives for the purposes of this Contract who shall at all times have access to the Drilling Rig and may, among other things, observe tests, check and control the implementation of the mud program, examine cuttings and cores, inspect the work performed by Contractor or examine the records kept on the Drilling Rig by Contractor.

   606. Custom or Excise Duties

   Operator shall pay all import or export charges or customs or excise duties including, without limitation, local sales taxes, value added taxes, clearing agent's fees, or other similar taxes or fees that are levied on Contractors and/or Operators Items.

   607. Drill Site and Access

   Operator shall provide Contractor with access to the drilling site as well as any drilling permits, licenses or certificates needed to conduct operations hereunder. The drill site so provided shall be surveyed and marked by Operator and shall be free of obstructions. Operator also shall prepare sound locations capable of properly supporting the Drilling Rig, and shall be responsible for a conductor pipe program adequate to prevent soil and subsoil washout. It is recognized that Operator has superior knowledge of the location and access routes to the location, and must advise Contractor of any subsurface conditions, or obstructions which Contractor might encounter while en route to the location or during operation hereunder. In the event subsurface conditions cause a cratering or shifting of the location surface and loss or damage to the Drilling Rig or its associated equipment results therefrom. Operator shall, without regard to other provisions of this Contract, including Paragraph 1001 hereof, reimburse Contractor to the extent

                             Page 88 of 141 Pages
not covered by contractors insurance, for all such loss or damage including payment of Force Majeure Rate during rig repair.

   608. Taxes

   Contractor agrees to prepare and timely file all required income or other tax returns or declarations required by the government of the area where the Drilling Rig operates, Upon notification by the Contractor of the amount or amounts of such taxes paid by it which pertain to the performance by Contractor under this Contract and which do not qualify as a credit against Contractor's U.S. income tax , accompanied by copies of each such return or declaration, Operator agrees to reimburse Contractor such amount or amounts less any interest or penalties arising from the fault of Contractor and levied by any of the aforementioned governmental bodies. Contractor shall consult with Operator before filing any such tax returns or paying the applicable taxes.

                      ARTICLE VII - OPERATOR'S INSTRUCTIONS

   701. Instructions to Contractor

   Operator may, from time to time, through its authorized representative or representatives, issue written or oral instructions to Contractor covering operations hereunder. Operator's instructions may be general or may deal with specific matters relating to operations hereunder including, without limitations, instructions to stop operations, as to safety and well control, and drilling instructions, but Operator may not require Contractor to drill deeper than 14,300 feet unless Contractor agrees.

                         ARTICLE VIII - RATES OF PAYMENT
   801. Payment

   Operator shall pay to Contractor during the term of this Contract the amounts from time to time due calculated according to the rates of payment herein set forth and in accordance with the other provisions hereof. No other payment shall be due from Operator unless specifically provided for in this Contract, or agreed to in writing by Operator.

   802. Mobilization Fee

   Operator shall pay Contractor a mobilization fee of $250,000 which shall be payable on the date the Drilling Rig departs for the Operating Area. In addition, on or before August 15th, 1998, Operator shall pay to Contractor in cash the sum of $125,000, which shall be an advance payment to Contractor against Contractor's last invoice to Operator under this Agreement which payment may be used by Contractor to help defray the costs of reconditioning the Drilling Rig for operations under this Agreement.

   803. Demobilization Fee

   Operator shall pay Contractor a demobilization fee of $40,000 which may be invoiced on the date of termination of this Contract except that no demobilization fee shall be due if this Contract is terminated pursuant to Clause 202(b).

   804. Operating Rate

   The Operating Rate will be $9,870 per 24-hour day and will first become payable from the moment when the Drilling Rig spuds the first well at the first drilling location. The Operating Rate shall continue to be payable except as herein otherwise provided.

   804(A) Move In Rate


                             Page 89 of 141 Pages

   Operator shall pay Contractor $4,000 per day from the time Contractors Personnel arrive at Rio Grande City until the first well under this Contract is spudded.

   805. Standby Rate

   The Standby Rate will be $9,000 per 24-hour day and will be payable:

   (a) during any period of delay when Contractor is unable to proceed because of weather or because of an act or omission of Operator including, without limitation, the failure of any of Operators Items, or the failure of Operator to issue instructions, provide Operator items or furnish services; or
   (b) from the moment the Contractor could have spudded in the first well had it not been delayed by Operator until the Operating Rate first become payable; or

   (c)during any period that the Drilling rig is in transit between drill sites or in transit to Levelland, Texas after the last well; provided that if, at the termination of this Contract, the Drilling Rig is not moved to Levelland, Texas or another mutually agreed place, the period shall not exceed the reasonable estimated time required to go to Levelland, Texas.

   806. Repair Rate

   The Repair Rate will be $9,000 per 24-hour day and will be payable for any period in excess of 24 hours per month during which operations are suspended to permit necessary replacement, repair or maintenance of Contractor's Items; provided, however, that should said suspension or suspensions total more than 48 hours per month, Contractor's rate of pay after the said 48 hours per month shall be reduced to 40 percent of the Repair Rate, Contractor will use due diligence in effecting such repairs, replacements or maintenance in good workmanlike manner and will use its best efforts to familiarize itself with the location of rentable replacements for Contractor's Items.

   807. Force Majeure Rate

   The Force Majeure Rate will be $8,000 per 24-hour day and will be payable during any period in which operations are not being carried on because of force majeure.

   808. Variation of Rates

   The rates and/or payments herein set forth shall be revised by the actual amount of the change in Contractors cost if an event as described below occurs or if the cost of any of the items hereinafter listed shall vary by more than the amount indicated below from Contractor's cost thereof on May 1, 1998 or by the same amount after the date of any revision pursuant to this clause:

   (a) if labor costs, including all benefits and the cost of foreign income taxes paid by Contractor for its expatriate employees, vary by more than five percent;

   (b) if Operator requires Contractor to increase the number of Contractors Personnel

   (c)if it becomes necessary for Contractor to change the work schedule of Contractor's Personnel;

   (d) in the event described in Clause 1202 (Assignment); (e) if there is any change in legislation (other than Corporate tax legislation) by the country in which the Drilling Rig is working that alters Contractor's financial burden;

                             Page 90 of 141 Pages

   (f) if the cost of insurance premiums varies by more than five percent; (g) if the cost of catering varies by more than five percent; (h) if Contractor's interest rate varies by more than one-half of one percent;
   (i) the rates listed herein shall be increased or decreased for costs other than those listed above on the Commencement Date and at three month intervals thereafter based on changes in the Bureau of Labor Statistics Oilfield Drilling Machinery and Equipment Wholesale Price Index (Code No. 1191-02) as published by the U.S. Department of Labor from that reported for the month of May, 1998. Said rates shall be increased or decreased (proportionately and on a pro rata basis) 5% for each change of five percent (5%) in said Index.

                       ARTICLE IX - INVOICES AND PAYMENTS

   901. Mexican Trust

   Operator shall form an administrative trust pursuant to Mexican law (hereafter called the "Trust) which shall be managed by a Mexican financial institution of recognized standing as trustee (hereafter called the "Trustee") and shall form a four (4) member technical committee (hereafter called the "Committee") to direct the payment of invoices by the Trustee. The Trustee shall be licensed and regulated by the Mexican government. Operator hereby agrees that within 10 days after the execution of this Agreement it will execute an Assignment Agreement with the Trust pursuant to which all of Operator's rights to receive payments from Pemex under the Pemex Contract are unconditionally and irrevocably assigned to the Trustee. Prior to the execution of the above Assignment Agreement, Operator agrees that it will obtain the unconditional and irrevocable written consent and agreement of Pemex to the assignment by Operator of all payments due to Operator under the Pemex Contract to the Trust pursuant to the above mentioned Assignment Agreement. If the above described Pemex consent and agreement and/or the above mentioned Assignment Agreement are not given or executed within 10 days after the execution of this Agreement, then Contractor shall have a right to terminate this Agreement immediately and to receive from Operator the demobilization payment provided for in clause 803 hereof.

   902.Monthly Invoices

   Contractor shall bill Operator at the end of each well, and/or at the end of the month should Contractor be on the same well for more than 30 days. for all daily charges earned by Contractor during the well and/or month. Other charges shall be billed as earned. Billing for daily charges will reflect details of the time spent (calculated to the nearest 1/2 hour and the rate charged for the time; billings for other charges will be accompanied by invoices supporting costs incurred for Operator or other substantiation as required. Immediately following receipt by Operator of such Contractor invoices, Operator shall present all such invoices to the Committee for payment by the Trustee. Along with such Contractor invoices Operator shall also provide the Committee with a written statement of which invoices are approved by Operator for payment and which invoices are disputed by Operator.

   A copy of this written statement shall also be provided by Operator to Contractor with a written explanation of the reasons for disputing any invoice which is disputed.

   903. Payment

   The Trustee shall pay to Contractor by telegraphic transfer all undisputed Contractor billings within sixty-five (65) days after its receipt thereof. If the Trustee does not pay any undisputed Contractor invoice within 65 days after receipt, then Operator hereby agrees to immediately pay Contractor for such invoice.


                             Page 91 of 141 Pages

   Payment of any disputed invoice shall be withheld by the Trustee until settlement of the dispute between Operator and Contractor. Any sums (including amounts ultimately paid with respect to a disputed invoice) not paid within sixty-five days after receipt of invoice shall bear interest at the rate of twelve percent (12%) per annum or the maximum allowed by law, whichever is less, or pro rata thereof from said due date until paid. If Operator refuses to pay undisputed items, Contractor shall have the right to terminate this contract,

   904.Manner of Payment

   All payments due by the Trustee or the Operator to Contractor hereunder shall be made in United States dollars at Contractor's bank which is City Bank at Lubbock, Texas; with the understanding, however, that either Operator or Contractor shall have the right to specify that the Trustee or the Operator shall pay Contractor in the currency of the country where the Drilling Rig operates in amounts equal to Contractor's local currency expenditures (including those expenditures incurred locally by Contractor for the account of Operator) and as needed by Contractor. All amounts of local currency so paid Contractor during the month shall be credited against Contractor's U.S. dollar monthly invoice for the rate of exchange of U.S. dollars for the local currency in effect on the date Contractor makes the local currency payment as published in the Wall Street Journal.

   905. Costs of Trust

   Contractor agrees to pay 5% of the expenses and costs associated with the formation and administration of the Trust up to the sum of $500 per month. Payment of such amounts shall be made by Contractor to Operator monthly in arrears, within twenty (20) days of the date of monthly invoices submitted by Operator to Contractor.

                               ARTICLE - LIABILITY

   1001. Equipment or Property

   Except as specifically provided herein to the contrary, each party hereto shall at all times be responsible for and shall hold harmless and release and indemnify the other party from and against damage to or loss of its own equipment or property, regardless of the cause of loss, including the negligence of such party, and despite the fact that a party's items may be under the control of the other party, except that:

   (a) Operator shall, to the extent Contractor's insurance does not compensate Contractor therefor, be responsible at all times for damages to or destruction of Contractor's equipment or property caused by exposure to unusually corrosive or otherwise destructive elements, including those which are introduced into the drilling fluid from subsurface formations or the use of corrosive additives in the fluid.

   (b) Operator shall, to the extent Contractors insurance does not compensate Contractor therefor, be responsible at all time for damage to or loss of Contractor's drill string, and shall reimburse Contractor for such damage or loss at the CIF replacement cost of the item so lost or damaged; with the understanding, however, that the indemnity granted in this Clause 1001 shall not indemnify either party for liabilities incurred by it as a result of obligations undertaken in a contract with a third party.

   1002. The Hole

   In the event the hole should be lost or damaged, Operator shall be solely responsible for such damage to or loss of the hole, including the casing therein, regardless of whether such loss or damage was caused by the negligence of Contractor, or its employees, agents or subcontractors. This

                             Page 92 of 141 Pages
paragraph shall be void if such loss is caused by the gross negligence of Contractor.

   1003. Inspection of Materials Furnished by Operator

   Contractor agrees to visually inspect all materials furnished by Operator before using same and to notify Operator of any apparent defects therein. Contractor shall not be liable for any loss or damage from the use of material furnished by Operator.

   1004. Contractor's Personnel

   Contractor agrees to release, protect, defend, indemnify, and save Operator, its officers, directors, employees and joint owners harmless from and against all claims, demands, and causes of action of every kind and character, without limit and without regard to the cause or causes thereof or the negligence of any party or parties, arising in connection herewith in favor of Contractor's employees or Contractor's subcontractors or their employees, or Contractor's Invitees, on account of bodily injury, death or damage to property. If it is judicially determined that the monetary limits of insurance required hereunder or of the indemnities voluntarily and mutually assumed under paragraph 1004 (which Contractor and Operator hereby agree will be supported by available liability insurance, under which the insurer has no right of subrogation against the indeminitees) exceed the maximum limits permitted under applicable law, it is agreed that said insurance requirements or indemnities shall automatically be amended to conform to the maximum monetary limits permitted under such law.

   1005. Operator's Personnel

   Operator agrees to release, protect, defend, indemnify, and save Contractor, its officers, directors and employees harmless from and against all claims, demands, and causes of action of every kind and character, without limit and without regard to the cause or causes thereof or the negligence of any party or parties arising in connection herewith in favor of Operator's employees, or Operator's contractors or their employees or their invitees, other than those parties identified in paragraph 1004 on account of bodily injury, death or damage to property. If it is judicially determined that the monetary limits of insurance required hereunder or of the indemnities voluntarily and mutually assumed under paragraph 1005 (which Contractor and Operator hereby agree will be supported by available liability insurance, under which the insurer has no right of subrogation against the indemnitee) exceed the maximum limits permitted under applicable law, it is agreed that said insurance requirements or indemnities shall automatically amended to conform to the maximum monetary limits permitted under such.

   1006. Pollution and Contamination

   Notwithstanding anything to the contrary contained herein, it is understood and agreed by and between the Contractor and Operator that the responsibility for pollution or contamination shall be as follows:

   (a) The Contractor shall assume all responsibility for cleaning up and containing pollution or contamination which originates above the surface from improper care or disposition of items wholly in Contractors possession and control and directly associated with Contractor's equipment and facilities.

   Operator shall assume all responsibility for (including control and removal of the pollutant involved) and shall protect, defend, indemnify and save the Contractor harmless from and against all claims, demands, and causes of action of every kind and character arising directly or indirectly from all pollution or contamination, other than that described in subclause (a) above, which may occur from the negligence of Contractor or otherwise during the term of this Contract or as a result of operations hereunder, including, but

                             Page 93 of 141 Pages
not limited to, that which may result from fire, blowout, cratering, seepage or any other uncontrolled flow of oil, gas, water or other substance, as well as the use or disposition of oil emulsion, oil base or chemically treated fluids, contaminated cutting or cavings, lost circulation and fish recovery materials and fluids.

   (c)In the event a third party commits an act or omission which results in pollution or contamination for which either the Contractor or Operator for whom such party is performing work is held to be legally liable, the responsibility therefor shall be considered, as between the Contractor and Operator, to be the same as if the party for whom the work was performed had performed the same and all of the obligations respecting defense, indemnity, holding harmless and limitations of responsibility and liability, as set forth in (a) and (b) above, shall be specifically applied.

   1007. Cost of Control

   Operator shall be liable for the cost of regaining control of any wild well and shall release, hold harmless and indemnify Contractor for any such cost regardless of the cause thereof, including, but not limited to, the negligence of Contractor, its agents, employees or subcontractors.

   1008. Underground Damage

   Operator agrees to defend and indemnify Contractor for any and all claims including, but not limited to, claims arising as a result of the negligence of Contractor, its agents, employees or subcontractors against Contractor resulting from operations under this Contract on account of injury to, destruction of, or loss or impairment of any property right in or to oil, gas, or other mineral substance or water, if at the time of the act or omission causing such injury, destruction, loss, or impairment said substance had not been reduced to physical possession above the surface, and for any loss or damage to any formation, strata, or reservoir beneath the surface.

   1009. Consequential Damages

   Neither party shall be liable to the other for special, indirect or consequential damages resulting from or arising out of this Contract, including without limitation, loss or profit or business interruptions, however same may be caused.

   1010. Indemnity Obligation

   It is the intent of the parties hereto that all indemnity obligations and/or liabilities assumed by such parties under terms of this Contract, including, without limitation, clauses 1001 through 1009 hereof, be without limit and without regard to the cause or causes thereof (including preexisting conditions), strict liability, willful misconduct or the negligence of any party or parties, whether such negligence be sole, joint or concurrent, active or passive.

                             ARTICLE XI - INSURANCE

   1101. Contractor's Insurance

   Contractor shall carry and maintain the insurance shown in Appendix B-1. Contractor may from time to time with the prior approval of Operator change the insurance it carries. Contractor will increase its insurance beyond the limits provided for herein or will change its insurance if required by Operator, but any additional cost will be paid by Operator.

   1102. Policies and Receipts


                             Page 94 of 141 Pages

   Contractor will furnish Operator, on request, with certificates of all insurance policies relating to Contractors operations hereunder.

   1103. Subrogation

   For liabilities assumed hereunder by Contractor, its insurance shall be endorsed to provide that the underwriters waive their right of subrogation against Operator. Operator will, as well, cause its insurer to waive subrogation against Contractor for liability it assumes.

   1104. Operator's Insurance

   Operator shall obtain and maintain the insurance shown on Appendix B-2 and Contractor shall be named as an additional insured under all such policies, In return, Contractor shall pay 5% of the premium cost of such insurance up to the sum of $1,000 per month.

   Payment of such amounts shall be made by Contractor to Operator monthly in arrears, within twenty (20) days of the date of monthly invoices submitted by Operator to Contractor. In no event shall Contractor ever be responsible for any portion of any deductibles suffered by Operator as a result of claims under said policies or otherwise.

                     ARTICLE XII - SUBLETTING AND ASSIGNMENT

   1201. Subcontracts by Operator

   Operator may employ other Contractors to perform any of the operations or services to be provided or performed by it according to Appendix A.

   1202. Assignment

   Neither party may assign this Contract to anyone other than an affiliated company without the prior written consent of the other, and prompt notice of any such intent to assign shall be given to the other party. In the event of such assignment, the assigning party shall remain liable to the other party as a guarantor of the performance by the assignee of the terms of this Contract. If any assignment is made that alters Contractor's financial burden, Contractors compensation shall be adjusted to give effect to any increase or decrease in Contractor's operating costs or in taxes in the new operating area.

                             ARTICLE XIII - NOTICES
   1301. Notices

   Notices, reports and other communications required or permitted by this Contract to be given or sent by one party to the other shall be delivered by hand, mailed, telexed, or telegraphed to:

   Operator's address:
   To Protexa at:        Lic. Hugo Sampogna
                         Jefe Juridico Nacional
                         Carr. Monterrey-Saltillo Km. 339
                         Sta. Catarina, N.L.
                         Mexico C.P. 66350
                         Fax: (011-52-8-399-2613
   To Avia at            Jack Lafield, Managing Director
                         Avia Energy Development, L.L.C.
                         200 Crescent Court, Suite 1375
                         Dallas, Texas 75201
                         Fax: (214) 720-7881
   Contractors Address:  S. Howard Norton, President
                         Norton Drilling Company
                         5211 Brownfield Highway, Suite 230

                             Page 95 of 141 Pages

                         Lubbock, Texas 79407-3501
                         Fax: (806) 785-8420

   as the case may be. Either party may by written notice to the other party change its address.

                              ARTICLE XIV - GENERAL

   1401. Confidential Information

   Upon written request of Operator, all information obtained by Contractor in conduct of operations hereunder shall be confidential and Contractor will use its best endeavors to ensure that neither Contractors personnel nor their families divulge any such information.

   1402. Venue and Jurisdiction

   Any suit, action or other legal proceeding arising out of this Agreement shall be brought in the United States District Court in Dallas, Texas, or, if such court does not have jurisdiction or will not accept jurisdiction, in any court of general jurisdiction in Dallas County, Texas. Each of Operator and Contractor consents to the exclusive jurisdiction of any such court in any such suit, action or proceeding and waives any objection that it may have to the laying of venue of any such suit action or proceeding in any such court Protexa hereby irrevocably designates the Secretary of State for the State of Texas as an authorized agent to accept service of any and all process on behalf of Seller in the State of Texas in connection with disputes arising out of this Agreement.

   1403. Attorney's Fees

   If this contract is placed in the hands of an attorney for collection of any sums due hereunder, or suit is brought on same, or sums due hereunder are collected through bankruptcy proceedings, then the Operator agrees that there shall be added to the amount due reasonable attorney's fees and costs.

   1404. Force Majeure

   Except as otherwise provided in this Clause 1404, each party to this Contract shall be excused from complying with the terms of this contract, except for the payment of moneys then due and the honoring of indemnities, if and for so long as such compliance is hindered or prevented by dots, strikes, wars (declared or undeclared), insurrections, rebellions, terrorist acts, civil disturbances, dispositions or order of governmental authority, whether such authority be actual or assumed, acts of God (other than weather conditions), inability to obtain equipment, supplies or fuel, or by act or cause which is reasonably beyond the control of such party, such causes being herein sometimes called "Force Majeure." if any failure to comply is occasioned by a governmental law, rule regulation, disposition or order as aforesaid and the affected party is operating in accordance with good oilfield practice in the area of operations and is making a reasonable effort to comply with such law, rule, regulation, disposition or order, the matter shall be deemed beyond the control of the affected party. In the event that either party hereto is rendered unable, wholly or in part, by any of these causes to carry out its obligation under this Contact it is agreed that such party shall give notice and details of force Majeure in writing to the other party as promptly as possible after its occurrence. In such cases, the obligations of the party giving the notice shall be suspended during the continuance of any inability so caused except that Operator shall be obligated to pay to Contractor the Force Majeure Rate provided for in clause 807 (Force Majeure Rate).

   1405. Right to Audit


                             Page 96 of 141 Pages

   Contractor shall keep proper books, records and accounts of operations hereunder and shall permit Operator at all reasonable times to inspect the portions thereof related to any variation of the rates hereunder.

   1406. Waivers

   It is fully understood and agreed that none of the requirements of this Contract shall be considered as waived by either party unless the same is done in writing, and then only by the persons executing this Contract, or other duly authorized agent or representative of the party.

   1407. Entire Agreement

   This Contract supersedes and replaces any oral or written communications heretofore made between the parties relating to the subject matter hereof.

   1408. Enurement

   This Contract shall enure to the benefit of and be binding upon the successors and assigns of the parties.

   1409. Expropriation, confiscation, Nationalization and War Risks

   (a) In the event the Drilling Rig or any or all of Contractor's equipment, spare parts and/or supplies directly associated therewith (i) cannot lawfully be exported from the country in which it was operating following termination of drilling operations under this Agreement because Contractor cannot obtain an export license or permit or because of other governmental restrictions; or (ii) are lost to Contractor through confiscation, expropriation, nationalization or governmental seizure; or (iii) are seized or damaged or destroyed as a result of insurrection, terrorists acts, dot or war (declared or undeclared) or other similar occurrences during the term of this Contract Operator will within sixty
(60) days following the occurrence of any such event pay to Contract the value (as set out in Appendix C) of all such property so restricted, confiscated, expropriated, nationalized, seized, damaged or destroyed, from which value shall be subtracted the total of the following:

   (1)any amount paid Contractor by such governmental unit or body;

   (2)Any amount paid contractor from insurance;

   (3) depreciation in accordance with the schedule attached hereto as Appendix C, but not to exceed 30% of said value. Depreciation shall be computed commencing with the date upon which each component of contractors equipment is placed into service under this Contract.

   Following the payment by Operator for Contractors property under the conditions set forth (which shall be made in the currency in which the original purchase thereof was made) and payment of all other moneys then due Contractor, Operator shall have no obligation thereafter to make payments to Contractor and at the time of such payments, Operator shall have the option to require Contractor to immediately assign all of its right, title and interest in the Drilling Unit to Operator.

   (b) Should a change of political or other condition occur which would enable Contractor again to assume possession of the Drilling Rig and/or its equipment, spare parts and supplies directly associated therewith, Contractor agrees to repay to Operator such amounts as Operator may have paid to Contractor under this Clause 1409, less such amounts, if any, as may be required to restore the Drilling Rig, equipment, spare parts and supplies directly associated therewith to the same condition they were in at the time of suspension of drilling operations, and also less such amount (to be agreed upon by Operator and Contractor) as shall equitably compensate Contractor for

                             Page 97 of 141 Pages
deterioration, and/or depreciation thereof during the period of nonuse resulting from the causes set forth in this Clause 1409. In the event of such resumption of possession of the Drilling rig by Contractor, if Operator has previously received title to said Drilling Rig, Operator shall reassign all of its right, title and interest in said Drilling Rig to Contractor as of the time of such resumption of possession.

   (c)All costs and other charges provided for in this Clause 1409 are subject to adjustment after audit.

   (d) If Requested by Operator in writing, Contractor agrees to obtain to the extent then and thereafter available, insurance covering all or such portion of the risks specified in this Clause 1049 as Operator may direct. Operator shall be named as an additional assured in any such policy or policies of insurance, which shall provide for the payment of losses thereunder in United States dollars. The provisions of such insurance and cost thereof shall be subject to Operator's approval prior to the issuance thereof. The cost of such insurance shall be paid by Operator to Contractor within twenty (20) days after invoice from Contractor evidencing the payment by Contractor of the premiums for such specified insurance.

   (e) Contractor shall pay to Operator any moneys with respect to such expropriation, etc., which Contractor receives and for which Operator has not already received credit after payment has been made by Operator to Contractor under Clause 1409.






   IN WITNESS WHEREOF, each party has executed this Contract as of the date shown above.
   OPERATOR:        Construcciones Protexa A.de C.V.

   By:
   Title:

   and,

   Protexa Construccio s, S. de C.V.

   By:
   Title:

   and,

   Avia de Mexico, S.A. de C.V.

   By:

    and, Avia Energy Development

   By:
   Title:

   CONTRACTOR:     Norton Drilling Company Mexico, Inc.

   By:

   Title: President




                             Page 98 of 141 Pages

                                   APPENDIX A

   PART I CONTRACTOR FURNISHED EQUIPMENT

   DRAWWORKS       Wilson 64 w/Parkersburg 22" double hydromatic brake. Power
                   (2)
                   Caterpillar D-3406-TA, 750 H.P.
   PUMPS      #1   Gardner-Denver PZ-8 w/Caterpillar D-379-TA, 750 H.P., Max.
                   pressure
                   2900 psi w/5-1/2" liners @ 250 gpm,
              #2   Gardner-Denver   PZ-8  w/Caterpillar   D-379-TA,   750  H.P.,
                   Maxpressure 2900 psi w/5-1/2* liners @ 250 gpm
   ROTARY TABLE    Gardner-Denver 17-1/2', 150 tons @ 100 rpm, 250 tons static
                   MAST Lee C. Moore 127", 340,000 lb. hook load w/8 lines
                   SUBSTRUCTURE 11'6" height, vertical clear height 9'6"
                   17'6"  height,  vertical  clear height 15'6" w/pony BLOCK AND
   HOOK            McKissick 250 ton, 5 sheave, 1 'A' line w/Web Wilson 250
                   ton hydrahook
   SWIVEL          Gardner Denver SW 200, 200 ton
   BOP             EQUIPMENT  Shaffer  11" 10,000  psi XHP  double  ram  w/(4)4"
                   outlets  Shaffer  I I"  10,000  psi SL  single  ram  w/(2) 4"
                   outlets Shaffer 11" 5,000 psi annular
   CHOKE MANIFOLD  4" x 2" 10,000 psi choke manifold, w/(2) 2" adjustable chokes
   ACCUMULATOR     Koomey 160 gal. , 5000 psi, 5 station w/2 air pumps and 15
                   H.P. triplex
   PIT             SYSTEM  2  pits,  750  bbl  capacity  w/low  pressure  mixing capability  in 80 bbl pill pit,  (5) mud  agitators,  (2) 5x6 centrifugal  pumps  w/50 H.P.  electric  motors,  (2)  linear shakers , (1) six cone mudcleaner
   DRILL           PIPE  5,000  ft.,  5"  19.50  lbs/ft.  Grade  X  w/4-1/2'  IF
                   connections   9,000  ft.,   3-1/2"  15.50  lbs/ft.   Grade  E
                   w/3-1/2'XH connections
   DRILL           COLLARS (12) 6-3/4"x 2-1/4" x 30'w/4-1/2" IF connections (12)
                   4-1/2" x 2" x 30'w/3-1/2"  IF  connections  (15) 5" HWDP (15)
                   3-1/2" HWDP
   WATER TANK      420 bbl. tank
   GENERATORS      (2) 210 KW AC generators powered by Caterpillar D-3406


                                   Appendix A

   PART II - PERSONNEL AND SERVICES TO BE FURNISHED BY CONTRACTOR

   1. Transportation of Contractors Items (other than the Rig and associated equipment), personnel and their families.

   2. Accommodation of Contractor's personnel at rig site.
   3. All medical services for Contractors personnel and their families and first aid medical attention at the rig site.

   4. Heated and air conditioned accommodation, housekeeping services and supplies and messing at the rig site for Contractor's personnel.

   5. Drill pipe inspection in accord with API-IADC classification standards, with Contractor to

                             Page 99 of 141 Pages
   pay for said inspection in the proportion that the rejected pipe bears to the total pipe inspected.

   6. Assistance in all service performed by service companies used in the operations in so far as can be done with Contractors personnel during the regular working hours, except in the case of emergencies, when the regular working hours will not necessarily be adhered to.
   7. Contractor employees to be furnished by Contractor.

                                                  Number Furnished

   Toolpusher (2 weeks on/2 weeks off) 1 Tour Pusher (12 hrs on/12 hrs off and 2 weeks on/2 weeks off) 2 Welder w/welding truck (2 weeks on/2 weeks off) 1 for 2 rigs Mechanic w/tools (2 weeks on/2 weeks off) 1 for 2 rigs

   Work schedules may vary according to need but will not exceed a two week tour.
   8. Personnel to be furnished to Contractor through a Mexican Labor contractor to be designated by Operator pursuant to Section 302 of the Contract with transportation included:

   Driller                                                       1
   Derrickman                                                    1
   Floorman                                                      2
   Motorman                                                      1
                                   Appendix A

   PART III - EQUIPMENT, MATERIALS AND SERVICES TO BE FURNISHED BY OPERATOR

   1 . Drilling permit(s).
   2. Drilling site, surveyed, and marked and cleared of obstructions, including digging of cellar and cementing same, digging reserve pit.
   3. Any required transportation for Operator's Items and personnel. 4. Transfer at Operator's base of any and all materials and equipment of
Operator onto and from the transport vehicle.
   5. All electric well logging services and equipment, including string shot and back-off equipment.
   6. All cementing services.
   7. Mud engineer, if required (but Contractor will carry out routine mud testing and treatment).
   8. Mud logging service, if required. 9. Any geological service.
   10. Programmed direction drilling service engineer and special equipment. 11. Drilling water, at the drilling site.
   12. All bits.
   13. All casing, tubing and attachments. 14. All cement and additives.
   15. All Mud, chemicals and additives, including pallets if applicable.
   16. All fuel for use on the Drilling rig, in Contractor's camp and in Contractor's vehicles.
   17. Well test unit and associated equipment for production testing, including labor to install.
   18. Any drill pipe and drill collars, Kellys or subs in addition to those furnished by Contractor under Part 1 of this Appendix "A", including required handling tools.
   19. Stabilizers, hole openers, reamers and centralizers.

                            Page 100 of 141 Pages

   20. Drill stem testing equipment, if required.
   21. All radio and telex equipment other than that to be furnished by Contractor (including assistance in obtaining licenses for Contractor's radios).
   22. Office space and warehouse for Contractor, including basic furnishings.
   23. Any special equipment or services needed for well completion.
   24. Any required coring equipment.
   25. Move Rig from Levelland, Texas to first drilling location in central Borgus area of Mexico.
   26. Provide all necessary documentation & permits for transportation into Mexico.
   27. Provide all necessary documentation & permits for transporting Rig out of Mexico at end of contract.
   28. Move Rig and all of Contractor's equipment from location to location. 29. Move Rig from central Borgus area of Mexico to Levelland, Texas at end of contract.
   30. Import duties, fees and other expenses for importing Rig into and out of Mexico.
   31. Septic system for housing on location. 32. Fresh water (potable water) for housing on location.
   33. Forklift & Backhoe.
                                 Appendix B - I

   INSURANCE REQUIREMENTS

   A.Insurance for Personnel

   Any insurance covering personnel in accordance with the governing law of the jurisdiction where the work is performed or in accordance with applicable laws of other countries, covering those persons employed by Contractor or its subcontractors for work to be performed hereunder whose employment may be subject to such laws, during the period such persons are so engaged.

   B.Comprehensive General Liability

   Comprehensive General Liability Insurance covering all operations of Contractor, including, among other risks, the contractual liability herein assumed by Contractor, with a combined single limit of $10,000,000 for bodily injury and property damage liability in any one occurrence.

   C.Automobile Liability

   Automobile Liability Insurance in accordance with any local legislation on all owned, nonowned, and hired vehicles used in connection with the work hereunder, with limit of US $250,000 for any one occurrence.

   D.Physical Damage Insurance

   On the Drilling Rig and its equipment to its extent of value during all operations under this
   Contract including moves within the operating area.

   E.Other
   Adequate insurance on Contractor's stores, materials and equipment, including coverage during transportation.








                            Page 101 of 141 Pages

   Exhibit 10.46
                 INTERNATIONAL DAYWORK DRILLING CONTRACT - LAND

                                   FOR RIG # 3

   THIS AGREEMENT (hereafter called the "Agreement") is entered into
effective as of the      day of September 1998, by and between Norton
Drilling Company Mexico, Inc., a corporation organized under the laws of the State of Delaware, with its principal offices located in Lubbock, Texas, U.S.A. (hereafter called "Contractor"), and Construcciones Protexa, S.A. de C.V., a Mexican corporation, and Protexa Construcciones, S.A. de C.V. , a Mexican corporation (hereafter called "Protexa") and Avia de Mexico, S.A. de C.V. , a Mexican corporation , and Avia Energy Development L. L.C. , a Texas limited liability company, (hereafter called "Avia), (Protexa and Avia being hereafter together called "Operator")

   WHEREAS, Operator desires to have wells drilled on land in the Operating Area and to have performed or carried out all auxiliary operations and services as detailed in the Appendices hereto or as Operator may require; and

   WHEREAS, Contractor is willing to furnish its land drilling rig, RIG # 3, complete with camp, transport and other equipment, (hereinafter called the "Drilling Rig") insurances and personnel, all as detailed in the Appendices hereto for the purpose of drilling the said wells and performing the said auxiliary operations and services for Operator.

   NOW THEREFORE THIS AGREEMENT WITNESSETH that in consideration of the covenants herein it is agreed as follows:

                           ARTICLE I - INTERPRETATION
   101. Definitions

   In this Contract, unless the context otherwise requires:

   (a) "Commencement Date" means the point in time that the Drilling Rig is loaded in Levelland, Texas and ready to be transported to the first well in the Operating Area;

   (b) "Operator's Items" mean the equipment, materials and services which are listed in the Appendices that are to be provided at the expense of Operator,

   (c) "Contractor's Items" mean the equipment, materials and services which are listed in the Appendices that are to be provided at the expense of Contractor,

   (d) "Contractor's Personnel" means the personnel which are employees of Contractor and which are to be provided by Contractor from time to time to conduct operations hereunder as listed in the Appendices;

   (e) "Operating Area" means those areas of land in the Burgos Basin in Mexico where Operator may from time to time be entitled to conduct drilling operations;

   (f) "Affiliated Company" means a company owning 50% or more of the stock of Operator or Contractor, a company in which Operator or Contractor owns 50% or more of its stock, or a company 50% or more of whose stock is owned by the same company that owns 50% or more of the stock of Operator or Contractor.

   (g) "Operations Base" means the place or places designated as such by Operator from time to time.


                            Page 102 of 141 Pages

   (h) "Pemex" means Pemex-Explorabon and Production, a decentralized public entity of the Federal Government of the United Mexican States and a subsidiary of Petroleos Mexicanos.

   (i) "Pemex Contract" means that certain turnkey drilling contract issued pursuant to International Public Bid No. 00575003-044-97 Burgos Central 11 and entered into between Pernex and Protexa.

   (j) "Operator"  means both Protexa and Avia,  which companies hereby agree to
be  jointly  and  severally  liable  for  all  of  the  obligations,   payments,
indemnities and other undertakings of Operator in this Agreement.

   102. Currency

   In this Contract, all amounts expressed in dollars are United States dollar amounts.

   103. Conflicts

   The Appendices hereto are incorporated herein by reference. If any provision of the Appendices conflicts with provision in the body hereof, the latter shall prevail.

   104. Headings

   The paragraph headings shall not be considered in interpreting the text of this Contract.

   105. Further Assurances

   Each party shall perform the acts and execute and deliver the documents and give the assurances necessary to give effect to the provisions of Contract.

   106. Contractor's Status

   Contractor in performing its obligations hereunder shall be an independent contractor.

   107.Governing Law

   This Contract shall be construed and the relations between the parties determined in accordance with the laws of the State of Texas, not including, however, any of its conflicts of law rules which would direct or refer to the laws of another jurisdiction. In the event any provision of this Contract is inconsistent with or contrary to any applicable law, rule or regulation, said provision shall be deemed to be modified to the extent required to comply with said law, rule or regulation, and as so modified said provision and this Contract shall continue in full force and effect.

                                ARTICLE II - TERM
   201. Effective Date

   The parties shall be bound by this Contract when each of them has executed it.

   202. Duration

   This Contract shall terminate:

   (a) Upon notice from Operator prior to Commencement Date provided,

   however, in event of such termination Operator shall pay Contractor, as liquidated damages and not as a penalty a sum equal to the Standby Rate

                            Page 103 of 141 Pages
provided for in this Agreement for a period of 60 days or a lump sum of $600,000;

   (b) Immediately if the Drilling Rig becomes an actual or constructive total loss;
   (c)60 days after receipt by Contractor of a written notice of termination from

   Operator, and after the Drilling Rig has been demobilized to Levelland, Texas, unless some other place is mutually agreed; but Operator may not give such notice until at least six months after the Commencement Date (or, if operations are then being conducted on a well, as soon thereafter as such operations are completed);

   (d) 10 days after receipt by Operator of a written notice of termination from

   Contractor, but Contractor may only give such notice of termination if Operator shall fail to pay to Contractor amounts due to Contractor under this Agreement as and when they become due hereunder, or if Operator shall fail to perform any other material obligation which it is obligated to perform under this Agreement, such termination to only become effective after the Drilling Rig has been demobilized to Levelland, Texas, unless some other place is mutually agreed;

   (e) After completion of the last well to be drilled by Operator for Pemex under the Pemex Contract.

   203. Continuing Obligations
   Notwithstanding the termination of this Contract, the parties shall continue to be bound by the provisions of this Contract that reasonably require some action or forbearance after the cessation of the day rates provided for hereinafter.

   204. Return of Operator's Items

   Upon termination of this Contract Contractor shall return to Operator at the drill site of the last well drilled by Contractor under this Agreement any of Operators items which are at the time in Contractors possession.

             ARTICLE III - CONTRACTOR'S PERSONNEL AND MEXICAN LABOR

   301. Number, Selection, Hours of Labor and Remuneration

   The selection, replacement, hours of labor and remuneration of Contractor's Personnel shall be determined solely by Contractor. Such employees shall be the employees solely of Contractor. Contractor represents that the Contractor's Personnel will be competent and efficient.

   302. Other Personnel

   It is understood that the Contractor's Personnel who are employees of Contractor are the only personnel for which Contractor will be responsible under this Contract. However Contractor hereby agrees to contract with a Mexican labor contractor, to be designated by Operator, for the other rig crews and personnel required by Contractor to perform this Contract other than the Contractor's employees (hereafter called the "Mexican Labor") Although the Mexican Labor will not be employees of Contractor, the Mexican Labor shall be under the direct supervision of Contractors Personnel while working on the rig. Operator hereby represents that the Mexican Labor to be provided to Contractor by the Mexican labor contractor designated by Operator will be competent, experienced and efficient workers and that Operator will not hold Contractor responsible for any errors or omissions which may be committed by the Mexican Labor in the performance of their work. Contractor

                            Page 104 of 141 Pages
shall pay the Mexican labor contractor directly for the Mexican Labor it provided to Contractor, however, should the costs payable by Contractor for such Mexican Labor exceed $910 per day for a 5 man crew and $240 per day for transportation of crews then Operator will reimburse Contractor for any excess.

   303. Contractor's Representative

   Contractor shall nominate one of its personnel as Contractor's representative who shall be in charge of the remainder of Contractor's Personnel and the Mexican Labor, and who shall have full authority to resolve all dayto-day matters which arise between Operator and Contractor.

   305. Replacement of Contractor's Personnel
   Contractor will remove and replace in a reasonable time any of Contractors Personnel if Operator so requests in writing and if Operator can show reasonable grounds for its requirement. Operator will remove and replace in a reasonable time any of the Mexican Labor if Contractor so requests in writing.

                        ARTICLE IV. - CONTRACTOR'S ITEMS

   401. Obligation to Supply

   Contractor shall provide Contractor's Items and Contractors Personnel and shall perform the services to be provided or performed by it according to the Appendices. Operator shall move or pay the cost of moving Contractors warehouse, spare parts and personnel if it becomes necessary to shift the site of these items during the term of this Contract.

   402. Maintain Stocks

   Contractor shall be responsible, at its cost, for maintaining adequate stock levels of Contractor's Items and replenishing as necessary.

   403. Maintain and Repair Equipment

   Contractor shall, subject to Clause 1001, be responsible for the maintenance and repair of all Contractor's items and will provide all spare parts and materials required therefor. Contractor shall, if requested by Operator, also maintain or repair, at its cost, any of Operator's Items which Contractor is qualified to and can maintain or repair with Contractor's normal complement of personnel and equipment provided, however, that Operator shall at its cost provide all spare parts and materials required to maintain or repair Operator's Items and the basic responsibility and liability for furnishing and maintaining such items shall remain in Operator.

                  ARTICLE V - CONTRACTOR'S GENERAL OBLIGATIONS

   501. Performance of the Drilling Rig

   Contractor represents that the Drilling rig will be capable of drilling to a depth of 14,300 feet. Any drill pipe in excess of that furnished by Contractor shall be supplied by Operator.

   502. Contractor's Standard of Performance

   Contractor shall carry out all operations hereunder on a daywork basis. For purposes hereof the term "daywork basis" means Contractor shall furnish equipment, Contractor's Personnel, and perform services as herein provided, for a specified sum per day under the direction, supervision and control of Operator (which term is deemed to include any employee, agent, consultant or subcontractor engaged by Operator to direct drilling operations). When operating on a daywork basis, Contractor shall be fully paid at the

                            Page 105 of 141 Pages
applicable rates of payment and assumes only the obligations and liabilities stated herein. Except for such obligations and liabilities specifically assumed by Contractor, Operator shall be solely responsible and assumes liability for all consequences of operations by both parties while on a daywork basis, including results and all other risks or liabilities incurred in or incident to such operations.

   503. Operation of Drilling Rig

   Contractor shall be solely responsible for the operation of the Drilling Rig, including, without limitation, supervising moving operations, and positioning the Drilling Rig and camp at locations as required by Operator, as well as such operations at the drill site as may be necessary or desirable for the safety of the Drilling Rig. Operations under this Contract will be performed on a 24-hour per day basis.

   504. Compliance with Operator's Instructions

   Contractor shall comply with all instructions of Operator consistent with the provisions of the Contract including, without limitation, drilling, well control and safety instructions. Such instructions shall, if Contractor so requires, be confirmed in writing by the authorized representative of Operator. However, Operator shall not issue any instructions which would be inconsistent with Contractor's rules, policies or procedures pertaining to the safety of its personnel, equipment or the Drilling Unit.

   505. Mud and Casing Program

   Contractor shall take all reasonable care to follow the mud and casing program as specified by Operator. Operator shall provide Contractor with these programs reasonably in advance of spud date of each well to be drilled hereunder.

   506. Cutting/Coring Program

   Contractor shall save and identify cuttings and cores according to Operator's instructions and place them in containers furnished by Operator.

   507. Records to be Kept by Contractor

   Contractor shall keep and furnish to Operator an accurate record of the work performed and formations drilled on the IADC-API Daily Drilling Report Form or other form acceptable to Operator. A legible copy of said form signed by Contractor's representative shall be furnished by Contractor to Operator.

   508. Difficulties During Drilling

   In the event of any difficulty arising which precludes either drilling ahead under reasonably normal procedures or the performance of any other operations planned for a well, Contractor may suspend the work in progress and shall immediately notify the representative of Operator, in the meantime exerting reasonable effort to overcome the difficulty.

   509. Safety Equipment

   Contractor shall maintain its well control equipment listed in the Appendices in good condition at all times and shall use all reasonable means to control and prevent fires and blowouts and to protect the hole.

                       ARTICLE VI - OPERATOR'S OBLIGATIONS

   601. Equipment and Personnel


                            Page 106 of 141 Pages

   Operator shall at its cost provide Operator's Items and personnel to perform the services to be provided or performed by it according to the Appendices. In addition to providing the initial supply of Operator's Items, Operator shall be responsible, at its cost, for maintaining adequate stock levels and replenishing as necessary. When, at Operator's request and with Contractor's agreement the Contractor furnishes or subcontracts for certain items which Operator is required herein to provide, for purposes of the Contract said items or services shall be deemed to be Operator furnished items or services, any subcontractors so hired shall be deemed to be Operators contractor, and Operator shall not be relieved of any of its liabilities in connection therewith; for furnishing said items and services Operator shall reimburse Contractor its entire cost plus 10% for handling.

   602. Maintenance and Repair

   Operator shall be responsible, at its cost, for the maintenance and repair of all Operator's Items which Contractor is not qualified to or cannot maintain or repair with Contractor's normal complement of personnel and the equipment.

   603. Operator's Employees

   Operator shall ensure that Operator's personnel shall be competent and efficient and Contractor may treat Operators senior representative for the time being as being in charge of all Operator personnel.

   604. Replacement of Operator's Personnel

   Contractor shall have the right to request in writing Operator to remove and replace any Operator personnel if Contractor can show reasonable grounds for such request.

   605. Operator Representatives

   Operator may, from time to time, designate representatives for the purposes of this Contract who shall at all times have access to the Drilling Rig and may, among other things, observe tests, check and control the implementation of the mud program, examine cuttings and cores, inspect the work performed by Contractor or examine the records kept on the Drilling Rig by Contractor.

   606. Custom or Excise Duties

   Operator shall pay all import or export charges or customs or excise duties including, without limitation, local sales taxes, value added taxes, clearing agent's fees, or other similar taxes or fees that are levied on Contractors and/or Operators Items.

   607. Drill Site and Access

   Operator shall provide Contractor with access to the drilling site as well as any drilling permits, licenses or certificates needed to conduct operations hereunder. The drill site so provided shall be surveyed and marked by Operator and shall be free of obstructions. Operator also shall prepare sound locations capable of properly supporting the Drilling Rig, and shall be responsible for a conductor pipe program adequate to prevent soil and subsoil washout. It is recognized that Operator has superior knowledge of the location and access routes to the location, and must advise Contractor of any subsurface conditions, or obstructions which Contractor might encounter while en route to the location or during operation hereunder. In the event subsurface conditions cause a cratering or shifting of the location surface and loss or damage to the Drilling Rig or its associated equipment results therefrom. Operator shall, without regard to other provisions of this Contract, including Paragraph 1001 hereof, reimburse Contractor to the extent

                            Page 107 of 141 Pages
not covered by contractors insurance, for all such loss or damage including payment of Force Majeure Rate during rig repair.

   608. Taxes

   Contractor agrees to prepare and timely file all required income or other tax returns or declarations required by the government of the area where the Drilling Rig operates, Upon notification by the Contractor of the amount or amounts of such taxes paid by it which pertain to the performance by Contractor under this Contract and which do not qualify as a credit against Contractor's U.S. income tax , accompanied by copies of each such return or declaration, Operator agrees to reimburse Contractor such amount or amounts less any interest or penalties arising from the fault of Contractor and levied by any of the aforementioned governmental bodies. Contractor shall consult with Operator before filing any such tax returns or paying the applicable taxes.

                      ARTICLE VII - OPERATOR'S INSTRUCTIONS

   701. Instructions to Contractor

   Operator may, from time to time, through its authorized representative or representatives, issue written or oral instructions to Contractor covering operations hereunder. Operator's instructions may be general or may deal with specific matters relating to operations hereunder including, without limitations, instructions to stop operations, as to safety and well control, and drilling instructions, but Operator may not require Contractor to drill deeper than 14,300 feet unless Contractor agrees.

                         ARTICLE VIII - RATES OF PAYMENT

   801. Payment

   Operator shall pay to Contractor during the term of this Contract the amounts from time to time due calculated according to the rates of payment herein set forth and in accordance with the other provisions hereof. No other payment shall be due from Operator unless specifically provided for in this Contract, or agreed to in writing by Operator.

   802. Mobilization Fee

   Operator shall pay Contractor $350,000 fee as follows: $50,000 out of each of the 1st, 2nd, 3rd, 4th, 5th, 6th, 7th invoices it collects from Pemex.these payments will be made at the time the Trust Committee disperses the funds for these wells.

   803. Demobilization Fee

   Operator shall pay Contractor a demobilization fee of $40,000 which may be invoiced on the date of termination of this Contract except that no demobilization fee shall be due if this Contract is terminated pursuant to Clause 202(b).

   804. Operating Rate

   The Operating Rate will be $9,870 per 24-hour day and will first become payable from the moment when the Drilling Rig spuds the first well at the first drilling location. The Operating Rate shall continue to be payable except as herein otherwise provided.

   804(A) Move In Rate


                            Page 108 of 141 Pages

   Operator shall pay Contractor $4,000 per day from the time Contractors Personnel arrive at Rio Grande City until the first well under this Contract is spudded.

   805. Standby Rate

   The Standby Rate will be $9,000 per 24-hour day and will be payable:

   (a) during any period of delay when Contractor is unable to proceed because of weather or because of an act or omission of Operator including, without limitation, the failure of any of Operators Items, or the failure of Operator to issue instructions, provide Operator items or furnish services; or
   (b) from the moment the Contractor could have spudded in the first well had it not been delayed by Operator until the Operating Rate first become payable; or

   (c)during any period that the Drilling rig is in transit between drill sites or in transit to Levelland, Texas after the last well; provided that if, at the termination of this Contract, the Drilling Rig is not moved to Levelland, Texas or another mutually agreed place, the period shall not exceed the reasonable estimated time required to go to Levelland, Texas.

   806. Repair Rate

   The Repair Rate will be $9,000 per 24-hour day and will be payable for any period in excess of 24 hours per month during which operations are suspended to permit necessary replacement, repair or maintenance of Contractor's Items; provided, however, that should said suspension or suspensions total more than 48 hours per month, Contractor's rate of pay after the said 48 hours per month shall be reduced to 40 percent of the Repair Rate, Contractor will use due diligence in effecting such repairs, replacements or maintenance in good workmanlike manner and will use its best efforts to familiarize itself with the location of rentable replacements for Contractor's Items.

   807. Force Majeure Rate

   The Force Majeure Rate will be $8,000 per 24-hour day and will be payable during any period in which operations are not being carried on because of force majeure.

   808. Variation of Rates

   The rates and/or payments herein set forth shall be revised by the actual amount of the change in Contractors cost if an event as described below occurs or if the cost of any of the items hereinafter listed shall vary by more than the amount indicated below from Contractor's cost thereof on May 1, 1998 or by the same amount after the date of any revision pursuant to this clause:

   (a) if labor costs, including all benefits and the cost of foreign income taxes paid by Contractor for its expatriate employees, vary by more than five percent;

   (b) if Operator requires Contractor to increase the number of Contractors Personnel

   (c)if it becomes necessary for Contractor to change the work schedule of Contractor's Personnel;

   (d) in the event described in Clause 1202 (Assignment); (e) if there is any change in legislation (other than Corporate tax legislation) by the country in which the Drilling Rig is working that alters Contractor's financial burden;

                            Page 109 of 141 Pages

   (f) if the cost of insurance premiums varies by more than five percent; (g) if the cost of catering varies by more than five percent; (h) if Contractor's interest rate varies by more than one-half of one percent;
   (i) the rates listed herein shall be increased or decreased for costs other than those listed above on the Commencement Date and at three month intervals thereafter based on changes in the Bureau of Labor Statistics Oilfield Drilling Machinery and Equipment Wholesale Price Index (Code No. 1191-02) as published by the U.S. Department of Labor from that reported for the month of May, 1998. Said rates shall be increased or decreased (proportionately and on a pro rata basis) 5% for each change of five percent (5%) in said Index.

                       ARTICLE IX - INVOICES AND PAYMENTS

   901. Mexican Trust

   Operator shall form an administrative trust pursuant to Mexican law (hereafter called the "Trust) which shall be managed by a Mexican financial institution of recognized standing as trustee (hereafter called the "Trustee") and shall form a four (4) member technical committee (hereafter called the "Committee") to direct the payment of invoices by the Trustee. The Trustee shall be licensed and regulated by the Mexican government. Operator hereby agrees that within 10 days after the execution of this Agreement it will execute an Assignment Agreement with the Trust pursuant to which all of Operator's rights to receive payments from Pemex under the Pemex Contract are unconditionally and irrevocably assigned to the Trustee. Prior to the execution of the above Assignment Agreement, Operator agrees that it will obtain the unconditional and irrevocable written consent and agreement of Pemex to the assignment by Operator of all payments due to Operator under the Pemex Contract to the Trust pursuant to the above mentioned Assignment Agreement. If the above described Pemex consent and agreement and/or the above mentioned Assignment Agreement are not given or executed within 10 days after the execution of this Agreement, then Contractor shall have a right to terminate this Agreement immediately and to receive from Operator the demobilization payment provided for in clause 803 hereof.

   902.Monthly Invoices

   Contractor shall bill Operator at the end of each well, and/or at the end of the month should Contractor be on the same well for more than 30 days. for all daily charges earned by Contractor during the well and/or month. Other charges shall be billed as earned. Billing for daily charges will reflect details of the time spent (calculated to the nearest 1/2 hour and the rate charged for the time; billings for other charges will be accompanied by invoices supporting costs incurred for Operator or other substantiation as required. Immediately following receipt by Operator of such Contractor invoices, Operator shall present all such invoices to the Committee for payment by the Trustee. Along with such Contractor invoices Operator shall also provide the Committee with a written statement of which invoices are approved by Operator for payment and which invoices are disputed by Operator.

   A copy of this written statement shall also be provided by Operator to Contractor with a written explanation of the reasons for disputing any invoice which is disputed.

   903. Payment

   The Trustee shall pay to Contractor by telegraphic transfer all undisputed Contractor billings within sixty-five (65) days after its receipt thereof. If the Trustee does not pay any undisputed Contractor invoice within 65 days after receipt, then Operator hereby agrees to immediately pay Contractor for such invoice.


                            Page 110 of 141 Pages

   Payment of any disputed invoice shall be withheld by the Trustee until settlement of the dispute between Operator and Contractor. Any sums (including amounts ultimately paid with respect to a disputed invoice) not paid within sixty-five days after receipt of invoice shall bear interest at the rate of twelve percent (12%) per annum or the maximum allowed by law, whichever is less, or pro rata thereof from said due date until paid. If Operator refuses to pay undisputed items, Contractor shall have the right to terminate this contract,

   904.Manner of Payment

   All payments due by the Trustee or the Operator to Contractor hereunder shall be made in United States dollars at Contractor's bank which is City Bank at Lubbock, Texas; with the understanding, however, that either Operator or Contractor shall have the right to specify that the Trustee or the Operator shall pay Contractor in the currency of the country where the Drilling Rig operates in amounts equal to Contractor's local currency expenditures (including those expenditures incurred locally by Contractor for the account of Operator) and as needed by Contractor. All amounts of local currency so paid Contractor during the month shall be credited against Contractor's U.S. dollar monthly invoice for the rate of exchange of U.S. dollars for the local currency in effect on the date Contractor makes the local currency payment as published in the Wall Street Journal.

   905. Costs of Trust

   Contractor agrees to pay 5% of the expenses and costs associated with the formation and administration of the Trust up to the sum of $500 per month. Payment of such amounts shall be made by Contractor to Operator monthly in arrears, within twenty (20) days of the date of monthly invoices submitted by Operator to Contractor.

                               ARTICLE - LIABILITY

   1001. Equipment or Property

   Except as specifically provided herein to the contrary, each party hereto shall at all times be responsible for and shall hold harmless and release and indemnify the other party from and against damage to or loss of its own equipment or property, regardless of the cause of loss, including the negligence of such party, and despite the fact that a party's items may be under the control of the other party, except that:

   (a) Operator shall, to the extent Contractor's insurance does not compensate Contractor therefor, be responsible at all times for damages to or destruction of Contractor's equipment or property caused by exposure to unusually corrosive or otherwise destructive elements, including those which are introduced into the drilling fluid from subsurface formations or the use of corrosive additives in the fluid.

   (b) Operator shall, to the extent Contractors insurance does not compensate Contractor therefor, be responsible at all time for damage to or loss of Contractor's drill string, and shall reimburse Contractor for such damage or loss at the CIF replacement cost of the item so lost or damaged; with the understanding, however, that the indemnity granted in this Clause 1001 shall not indemnify either party for liabilities incurred by it as a result of obligations undertaken in a contract with a third party.

   1002. The Hole

   In the event the hole should be lost or damaged, Operator shall be solely responsible for such damage to or loss of the hole, including the casing therein, regardless of whether such loss or damage was caused by the negligence of Contractor, or its employees, agents or subcontractors. This

                            Page 111 of 141 Pages
paragraph shall be void if such loss is caused by the gross negligence of Contractor.

   1003. Inspection of Materials Furnished by Operator

   Contractor agrees to visually inspect all materials furnished by Operator before using same and to notify Operator of any apparent defects therein. Contractor shall not be liable for any loss or damage from the use of material furnished by Operator.

   1004. Contractor's Personnel

   Contractor agrees to release, protect, defend, indemnify, and save Operator, its officers, directors, employees and joint owners harmless from and against all claims, demands, and causes of action of every kind and character, without limit and without regard to the cause or causes thereof or the negligence of any party or parties, arising in connection herewith in favor of Contractor's employees or Contractor's subcontractors or their employees, or Contractor's Invitees, on account of bodily injury, death or damage to property. If it is judicially determined that the monetary limits of insurance required hereunder or of the indemnities voluntarily and mutually assumed under paragraph 1004 (which Contractor and Operator hereby agree will be supported by available liability insurance, under which the insurer has no right of subrogation against the indeminitees) exceed the maximum limits permitted under applicable law, it is agreed that said insurance requirements or indemnities shall automatically be amended to conform to the maximum monetary limits permitted under such law.

   1005. Operator's Personnel

   Operator agrees to release, protect, defend, indemnify, and save Contractor, its officers, directors and employees harmless from and against all claims, demands, and causes of action of every kind and character, without limit and without regard to the cause or causes thereof or the negligence of any party or parties arising in connection herewith in favor of Operator's employees, or Operator's contractors or their employees or their invitees, other than those parties identified in paragraph 1004 on account of bodily injury, death or damage to property. If it is judicially determined that the monetary limits of insurance required hereunder or of the indemnities voluntarily and mutually assumed under paragraph 1005 (which Contractor and Operator hereby agree will be supported by available liability insurance, under which the insurer has no right of subrogation against the indemnitee) exceed the maximum limits permitted under applicable law, it is agreed that said insurance requirements or indemnities shall automatically amended to conform to the maximum monetary limits permitted under such.

   1006. Pollution and Contamination

   Notwithstanding anything to the contrary contained herein, it is understood and agreed by and between the Contractor and Operator that the responsibility for pollution or contamination shall be as follows:

   (a) The Contractor shall assume all responsibility for cleaning up and containing pollution or contamination which originates above the surface from improper care or disposition of items wholly in Contractors possession and control and directly associated with Contractor's equipment and facilities.

   Operator shall assume all responsibility for (including control and removal of the pollutant involved) and shall protect, defend, indemnify and save the Contractor harmless from and against all claims, demands, and causes of action of every kind and character arising directly or indirectly from all pollution or contamination, other than that described in subclause (a) above, which may occur from the negligence of Contractor or otherwise during the term of this Contract or as a result of operations hereunder, including, but

                            Page 112 of 141 Pages
not limited to, that which may result from fire, blowout, cratering, seepage or any other uncontrolled flow of oil, gas, water or other substance, as well as the use or disposition of oil emulsion, oil base or chemically treated fluids, contaminated cutting or cavings, lost circulation and fish recovery materials and fluids.

   (c)In the event a third party commits an act or omission which results in pollution or contamination for which either the Contractor or Operator for whom such party is performing work is held to be legally liable, the responsibility therefor shall be considered, as between the Contractor and Operator, to be the same as if the party for whom the work was performed had performed the same and all of the obligations respecting defense, indemnity, holding harmless and limitations of responsibility and liability, as set forth in (a) and (b) above, shall be specifically applied.

   1007. Cost of Control

   Operator shall be liable for the cost of regaining control of any wild well and shall release, hold harmless and indemnify Contractor for any such cost regardless of the cause thereof, including, but not limited to, the negligence of Contractor, its agents, employees or subcontractors.

   1008. Underground Damage

   Operator agrees to defend and indemnify Contractor for any and all claims including, but not limited to, claims arising as a result of the negligence of Contractor, its agents, employees or subcontractors against Contractor resulting from operations under this Contract on account of injury to, destruction of, or loss or impairment of any property right in or to oil, gas, or other mineral substance or water, if at the time of the act or omission causing such injury, destruction, loss, or impairment said substance had not been reduced to physical possession above the surface, and for any loss or damage to any formation, strata, or reservoir beneath the surface.

   1009. Consequential Damages

   Neither party shall be liable to the other for special, indirect or consequential damages resulting from or arising out of this Contract, including without limitation, loss or profit or business interruptions, however same may be caused.

   1010. Indemnity Obligation

   It is the intent of the parties hereto that all indemnity obligations and/or liabilities assumed by such parties under terms of this Contract, including, without limitation, clauses 1001 through 1009 hereof, be without limit and without regard to the cause or causes thereof (including preexisting conditions), strict liability, willful misconduct or the negligence of any party or parties, whether such negligence be sole, joint or concurrent, active or passive.

                             ARTICLE XI - INSURANCE

   1101. Contractor's Insurance

   Contractor shall carry and maintain the insurance shown in Appendix B-1. Contractor may from time to time with the prior approval of Operator change the insurance it carries. Contractor will increase its insurance beyond the limits provided for herein or will change its insurance if required by Operator, but any additional cost will be paid by Operator.

   1102. Policies and Receipts


                            Page 113 of 141 Pages

   Contractor will furnish Operator, on request, with certificates of all insurance policies relating to Contractors operations hereunder.

   1103. Subrogation

   For liabilities assumed hereunder by Contractor, its insurance shall be endorsed to provide that the underwriters waive their right of subrogation against Operator. Operator will, as well, cause its insurer to waive subrogation against Contractor for liability it assumes.

   1104. Operator's Insurance

   Operator shall obtain and maintain the insurance shown on Appendix B-2 and Contractor shall be named as an additional insured under all such policies, In return, Contractor shall pay 5% of the premium cost of such insurance up to the sum of $1,000 per month.

   Payment of such amounts shall be made by Contractor to Operator monthly in arrears, within twenty (20) days of the date of monthly invoices submitted by Operator to Contractor. In no event shall Contractor ever be responsible for any portion of any deductibles suffered by Operator as a result of claims under said policies or otherwise.

                     ARTICLE XII - SUBLETTING AND ASSIGNMENT

   1201. Subcontracts by Operator

   Operator may employ other Contractors to perform any of the operations or services to be provided or performed by it according to Appendix A.

   1202. Assignment

   Neither party may assign this Contract to anyone other than an affiliated company without the prior written consent of the other, and prompt notice of any such intent to assign shall be given to the other party. In the event of such assignment, the assigning party shall remain liable to the other party as a guarantor of the performance by the assignee of the terms of this Contract. If any assignment is made that alters Contractor's financial burden, Contractors compensation shall be adjusted to give effect to any increase or decrease in Contractor's operating costs or in taxes in the new operating area.

                             ARTICLE XIII - NOTICES

   1301. Notices

   Notices, reports and other communications required or permitted by this Contract to be given or sent by one party to the other shall be delivered by hand, mailed, telexed, or telegraphed to:

   Operator's address:
   To Protexa at:        Lic. Hugo Sampogna
                         Jefe Juridico Nacional
                         Carr. Monterrey-Saltillo Km. 339
                         Sta. Catarina, N.L.
                         Mexico C.P. 66350
                         Fax: (011-52-8-399-2613
   To Avia at            Jack Lafield, Managing Director
                         Avia Energy Development, L.L.C.
                         200 Crescent Court, Suite 1375
                         Dallas, Texas 75201
                         Fax: (214) 720-7881
   Contractors Address:  S. Howard Norton, President
                         Norton Drilling Company

                            Page 114 of 141 Pages

                         5211 Brownfield Highway, Suite 230
                         Lubbock, Texas 79407-3501
                         Fax: (806) 785-8420

   as the case may be. Either party may by written notice to the other party change its address.

                              ARTICLE XIV - GENERAL

   1401. Confidential Information

   Upon written request of Operator, all information obtained by Contractor in conduct of operations hereunder shall be confidential and Contractor will use its best endeavors to ensure that neither Contractors personnel nor their families divulge any such information.

   1402. Venue and Jurisdiction

   Any suit, action or other legal proceeding arising out of this Agreement shall be brought in the United States District Court in Dallas, Texas, or, if such court does not have jurisdiction or will not accept jurisdiction, in any court of general jurisdiction in Dallas County, Texas. Each of Operator and Contractor consents to the exclusive jurisdiction of any such court in any such suit, action or proceeding and waives any objection that it may have to the laying of venue of any such suit action or proceeding in any such court Protexa hereby irrevocably designates the Secretary of State for the State of Texas as an authorized agent to accept service of any and all process on behalf of Seller in the State of Texas in connection with disputes arising out of this Agreement.

   1403. Attorney's Fees

   If this contract is placed in the hands of an attorney for collection of any sums due hereunder, or suit is brought on same, or sums due hereunder are collected through bankruptcy proceedings, then the Operator agrees that there shall be added to the amount due reasonable attorney's fees and costs.

   1404. Force Majeure

   Except as otherwise provided in this Clause 1404, each party to this Contract shall be excused from complying with the terms of this contract, except for the payment of moneys then due and the honoring of indemnities, if and for so long as such compliance is hindered or prevented by dots, strikes, wars (declared or undeclared), insurrections, rebellions, terrorist acts, civil disturbances, dispositions or order of governmental authority, whether such authority be actual or assumed, acts of God (other than weather conditions), inability to obtain equipment, supplies or fuel, or by act or cause which is reasonably beyond the control of such party, such causes being herein sometimes called "Force Majeure." if any failure to comply is occasioned by a governmental law, rule regulation, disposition or order as aforesaid and the affected party is operating in accordance with good oilfield practice in the area of operations and is making a reasonable effort to comply with such law, rule, regulation, disposition or order, the matter shall be deemed beyond the control of the affected party. In the event that either party hereto is rendered unable, wholly or in part, by any of these causes to carry out its obligation under this Contact it is agreed that such party shall give notice and details of force Majeure in writing to the other party as promptly as possible after its occurrence. In such cases, the obligations of the party giving the notice shall be suspended during the continuance of any inability so caused except that Operator shall be obligated to pay to Contractor the Force Majeure Rate provided for in clause 807 (Force Majeure Rate).

   1405. Right to Audit

                            Page 115 of 141 Pages

   Contractor shall keep proper books, records and accounts of operations hereunder and shall permit Operator at all reasonable times to inspect the portions thereof related to any variation of the rates hereunder.

   1406. Waivers

   It is fully understood and agreed that none of the requirements of this Contract shall be considered as waived by either party unless the same is done in writing, and then only by the persons executing this Contract, or other duly authorized agent or representative of the party.

   1407. Entire Agreement

   This Contract supersedes and replaces any oral or written communications heretofore made between the parties relating to the subject matter hereof.

   1408. Enurement

   This Contract shall enure to the benefit of and be binding upon the successors and assigns of the parties.

   1409. Expropriation, confiscation, Nationalization and War Risks

   (a) In the event the Drilling Rig or any or all of Contractor's equipment, spare parts and/or supplies directly associated therewith (i) cannot lawfully be exported from the country in which it was operating following termination of drilling operations under this Agreement because Contractor cannot obtain an export license or permit or because of other governmental restrictions; or (ii) are lost to Contractor through confiscation, expropriation, nationalization or governmental seizure; or (iii) are seized or damaged or destroyed as a result of insurrection, terrorists acts, dot or war (declared or undeclared) or other similar occurrences during the term of this Contract Operator will within sixty
(60) days following the occurrence of any such event pay to Contract the value (as set out in Appendix C) of all such property so restricted, confiscated, expropriated, nationalized, seized, damaged or destroyed, from which value shall be subtracted the total of the following:

   (1)any amount paid Contractor by such governmental unit or body;

   (2)Any amount paid contractor from insurance;

   (3) depreciation in accordance with the schedule attached hereto as Appendix C, but not to exceed 30% of said value. Depreciation shall be computed commencing with the date upon which each component of contractors equipment is placed into service under this Contract.

   Following the payment by Operator for Contractors property under the conditions set forth (which shall be made in the currency in which the original purchase thereof was made) and payment of all other moneys then due Contractor, Operator shall have no obligation thereafter to make payments to Contractor and at the time of such payments, Operator shall have the option to require Contractor to immediately assign all of its right, title and interest in the Drilling Unit to Operator.

   (b) Should a change of political or other condition occur which would enable Contractor again to assume possession of the Drilling Rig and/or its equipment, spare parts and supplies directly associated therewith, Contractor agrees to repay to Operator such amounts as Operator may have paid to Contractor under this Clause 1409, less such amounts, if any, as may be required to restore the Drilling Rig, equipment, spare parts and supplies directly associated therewith to the same condition they were in at the time of suspension of drilling operations, and also less such amount (to be agreed upon by Operator and Contractor) as shall equitably compensate Contractor for

                            Page 116 of 141 Pages
deterioration, and/or depreciation thereof during the period of nonuse resulting from the causes set forth in this Clause 1409. In the event of such resumption of possession of the Drilling rig by Contractor, if Operator has previously received title to said Drilling Rig, Operator shall reassign all of its right, title and interest in said Drilling Rig to Contractor as of the time of such resumption of possession.

   (c)All costs and other charges provided for in this Clause 1409 are subject to adjustment after audit.

   (d) If Requested by Operator in writing, Contractor agrees to obtain to the extent then and thereafter available, insurance covering all or such portion of the risks specified in this Clause 1049 as Operator may direct. Operator shall be named as an additional assured in any such policy or policies of insurance, which shall provide for the payment of losses thereunder in United States dollars. The provisions of such insurance and cost thereof shall be subject to Operator's approval prior to the issuance thereof. The cost of such insurance shall be paid by Operator to Contractor within twenty (20) days after invoice from Contractor evidencing the payment by Contractor of the premiums for such specified insurance.

   (e) Contractor shall pay to Operator any moneys with respect to such expropriation, etc., which Contractor receives and for which Operator has not already received credit after payment has been made by Operator to Contractor under Clause 1409.



   IN WITNESS WHEREOF, each party has executed this Contract as of the date shown above.
   OPERATOR:        Construcciones Protexa A.de C.V.

   By:

   Title:

   and,

   Protexa Construccio s, S. de C.V.

   By:

   Title:

   and,

   Avia de Mexico, S.A. de C.V.

   By:

    and, Avia Energy Development

   By:

   Title:

   CONTRACTOR:     Norton Drilling Company Mexico, Inc.

   By:

   Title: President




                            Page 117 of 141 Pages

                                   APPENDIX A

   PART I CONTRACTOR FURNISHED EQUIPMENT

                           Major Item Inventory Rig #3

   DRAWWORKS       Wilson 75  w/Parkersburg  V-80  hydromatic  brake.  Power (2)
                   Caterpillar D-3406-TA, 810 H.P.
   PUMPS           #1 Gardner-Denver PZ-7 w/Caterpillar D-379-TA, 550 H.P., Max.
                   pressure  3000 psi w/5"  liners @ 200 gpm,,  25 psi  w/5-1/2"
                   liners @245 gpm.
              #2   Gardner-Denver   PZ-7  w/Caterpillar   D-379-TA,   550  H.P.,
                   Maxpressure 3000 psi w/5" liners @ 200 gpm, 2500 psi w/5-1/2"
                   liners @245 gpm.
   ROTARY TABLE    Gardner-Denver 17-1/2', 150 tons @ 100 rpm, 250 tons static
                   MAST Wilson  131',  344,000 lb. hook load w/10 lines
                   SUBSTRUCTURE  13'6"  height, vertical  clear height 12'2"
   BLOCK AND HOOK  McKissick 250 ton, 5 sheaves,  1 1/8" line w/Web Wilson 250 ton hydrahook
   SWIVEL          Gardner Denver  200 ton
   BOP             EQUIPMENT  Shaffer  11" 10,000  psi XHP  double  ram  w/(4)4"
                   outlets   Shaffer  11"  5,000  psi  annular  (BOP  w/hoses  &
                   fittings)

   CHOKE MANIFOLD  4" x 2" 10,000 psi choke manifold, w/(2) 2" adjustable chokes
   ACCUMULATOR     Koomey 80 gal. , 3000 psi, 5 station w/2 air pumps
                   and 15 H.P. triplex
   PIT             SYSTEM  2  pits,  750  bbl  capacity  w/low  pressure  mixing capability  in 100 bbl pill pit, (4) mud  agitators,  (2) 5x6 centrifugal pumps w/50 H.P. electric motors
   DRILL PIPE      5" 19.50 lbs/ft. Grade E w/4-1/2' IF connections
                   3-1/2" 15.50 lbs/ft. Grade E w/3-1/2'XH connections
   DRILL           COLLARS  (12) 6-3/4"x  2-3/4" x 30'  w/4-1/2" IF  connections
                   (12) 4-1/2" x 2" x 30'  w/3-1/2" XH  connections  (15) 3-1/2"
                   HWDP (15) 5" HWDP
   GENERATORS      (2) 210 KW AC generators powered by Caterpillar D-3406
   BUNKHOUSE       Living quarters for tool pusher and tour pushers

   MUD AND SOLIDS CONTROL EQUIPMENT
   LINEAR SHAKER:
              Manufacturer                      FSI
              Model                             500 B2X (3 panel, 25.3 sq.ft)
              Number of shakers                 2

   DESILTER/MUDCLEARNER:
              Manufacturer                      FSI
              Number of cones                   6
              Cone Size                         4"
              Linear Shaker                     20L
              Centrifugal Pump                  5" X 6"
              Impeller                          10"
              Motor                             50HP, Electric
              Motor Speed                       1750rpm

   MIXING PUMP:
              Manufacturer                      Harrisburg
              Centrifugal Pump                  5" x 6"
              Impeller                          10"
              Motor                             50 HP, Electric
              Motor Speed                       1750rpm

                            Page 118 of 141 Pages

   MUD PITS
              Number                            2
              Volume                            750 Bbls
              Electric Agitators                4


                                   Appendix A

   PART II - PERSONNEL AND SERVICES TO BE FURNISHED BY CONTRACTOR

   1. Transportation of Contractors Items (other than the Rig and associated equipment), personnel and their families.

   2. Accommodation of Contractor's personnel at rig site. 3. All medical services for Contractors personnel and their families and first aid medical
   attention at the rig site.

   4. Heated and air conditioned accommodation, housekeeping services and supplies and messing at the rig site for Contractor's personnel.

   5. Drill pipe inspection in accord with API-IADC classification standards, with Contractor to pay for said inspection in the proportion that the rejected pipe bears to the total pipe inspected.

   6. Assistance in all service performed by service companies used in the operations in so far as can be done with Contractors personnel during the regular working hours, except in the case of emergencies, when the regular working hours will not necessarily be adhered to.
   7. Contractor employees to be furnished by Contractor.

                                                  Number Furnished

   Toolpusher (2 weeks on/2 weeks off) 1 Tour Pusher (12 hrs on/12 hrs off and 2 weeks on/2 weeks off) 2 Welder w/welding truck (2 weeks on/2 weeks off) 1 for 2 rigs Mechanic w/tools (2 weeks on/2 weeks off) 1 for 2 rigs

   Work schedules may vary according to need but will not exceed a two week tour.
   8. Personnel to be furnished to Contractor through a Mexican Labor contractor to be designated by Operator pursuant to Section 302 of the Contract with transportation included:

   Driller                                                       1
   Derrickman                                                    1
   Floorman                                                      2
   Motorman                                                      1

                                   Appendix A

   PART III - EQUIPMENT, MATERIALS AND SERVICES TO BE FURNISHED BY OPERATOR

   1 . Drilling permit(s).
   2. Drilling site, surveyed, and marked and cleared of obstructions, including digging of cellar and cementing same, digging reserve pit.

                            Page 119 of 141 Pages

   3. Any required transportation for Operator's Items and personnel. 4. Transfer at Operator's base of any and all materials and equipment of
Operator onto and from the transport vehicle.
   5. All electric well logging services and equipment, including string shot and back-off equipment.
   6. All cementing services.
   7. Mud engineer, if required (but Contractor will carry out routine mud testing and treatment).
   8. Mud logging service, if required. 9. Any geological service.
   10. Programmed direction drilling service engineer and special equipment. 11. Drilling water, at the drilling site.
   12. All bits.
   13. All casing, tubing and attachments. 14. All cement and additives.
   15. All Mud, chemicals and additives, including pallets if applicable.
   16. All fuel for use on the Drilling rig, in Contractor's camp and in Contractor's vehicles.
   17. Well test unit and associated equipment for production testing, including labor to install.
   18. Any drill pipe and drill collars, Kellys or subs in addition to those furnished by Contractor under Part 1 of this Appendix "A", including required handling tools.
   19. Stabilizers, hole openers, reamers and centralizers.
   20. Drill stem testing equipment, if required.
   21. All radio and telex equipment other than that to be furnished by Contractor (including assistance in obtaining licenses for Contractor's radios).
   22. Office space and warehouse for Contractor, including basic furnishings.
   23. Any special equipment or services needed for well completion.
   24. Any required coring equipment.
   25. Move Rig from Levelland, Texas to first drilling location in central Borgus area of Mexico.
   26. Provide all necessary documentation & permits for transportation into Mexico.
   27. Provide all necessary documentation & permits for transporting Rig out of Mexico at end of contract.
   28. Move Rig and all of Contractor's equipment from location to location. 29. Move Rig from central Borgus area of Mexico to Levelland, Texas at end of contract.
   30. Import duties, fees and other expenses for importing Rig into and out of Mexico.
   31. Septic system for housing on location. 32. Fresh water (potable water) for housing on location.
   33. Forklift & Backhoe.
   34. Carry out and undertake an and all actions, process and procedures as required for transportation, importation and exportation of Contractor's items into, and out of Mexico, as per Contractor's instructions.

                                   Appendix B

   INSURANCE REQUIREMENTS

   A.Insurance for Personnel

   Any insurance covering personnel in accordance with the governing law of the jurisdiction where the work is performed or in accordance with applicable laws of other countries, covering those persons employed by Contractor or its subcontractors for work to be performed hereunder whose employment may be subject to such laws, during the period such persons are so engaged.

                            Page 120 of 141 Pages

   B.Comprehensive General Liability

   Comprehensive General Liability Insurance covering all operations of Contractor, including, among other risks, the contractual liability herein assumed by Contractor, with a combined single limit of $10,000,000 for bodily injury and property damage liability in any one occurrence.

   C.Automobile Liability

   Automobile Liability Insurance in accordance with any local legislation on all owned, nonowned, and hired vehicles used in connection with the work hereunder, with limit of US $250,000 for any one occurrence.

   D.Physical Damage Insurance

   On the Drilling Rig and its equipment to its extent of value during all operations under this
   Contract including moves within the operating area.

   E.Other

   Adequate insurance on Contractor's stores, materials and equipment, including coverage during transportation.



                                   Appendix C

                   DEPRECIATION SCHEDULE CONTRACTOR' EQUIPMENT

   Item                             Value as of
Depreciation
                                    Commencement Date             Rate

   Values to be mutually agreed upon at a later date






























                            Page 121 of 141 Pages

   Exhibit 10.47


   INTERNATIONAL DAYWORK DRILLING CONTRACT - LAND

                                  FOR RIG # 12

   THIS AGREEMENT (hereafter called the "Agreement") is entered into effective as of the 29 th day of May 1998, by and between Norton Drilling Company Mexico, Inc., a corporation organized under the laws of the State of Delaware, with its principal offices located in Lubbock, Texas, U.S.A. (hereafter called "Contractor"), and Construcciones Protexa, S.A. de C.V., a Mexican corporation, and Protexa Construcciones, S.A. de C.V. , a Mexican corporation (hereafter called "Protexa") and Avia de Mexico, S.A. de C.V. , a Mexican corporation , and Avia Energy Development L. L.C. , a Texas limited liability company, (hereafter called "Avia), (Protexa and Avia being hereafter together called "Operator")

   WHEREAS, Operator desires to have wells drilled on land in the Operating Area and to have performed or carried out all auxiliary operations and services as detailed in the Appendices hereto or as Operator may require; and

   WHEREAS, Contractor is willing to furnish its land drilling rig, RIG # 12, complete with camp, transport and other equipment, (hereinafter called the "Drilling Rig") insurances and personnel, all as detailed in the Appendices hereto for the purpose of drilling the said wells and performing the said auxiliary operations and services for Operator.

   NOW THEREFORE THIS AGREEMENT WITNESSETH that in consideration of the covenants herein it is agreed as follows:

                           ARTICLE I - INTERPRETATION
   101. Definitions

   In this Contract, unless the context otherwise requires:

   (a) "Commencement Date" means the point in time that the Drilling Rig is loaded in Levelland, Texas and ready to be transported to the first well in the Operating Area;

   (b) "Operator's Items" mean the equipment, materials and services which are listed in the Appendices that are to be provided at the expense of Operator,

   (c) "Contractor's Items" mean the equipment, materials and services which are listed in the Appendices that are to be provided at the expense of Contractor,

   (d) "Contractor's Personnel" means the personnel which are employees of Contractor and which are to be provided by Contractor from time to time to conduct operations hereunder as listed in the Appendices;

   (e) "Operating Area" means those areas of land in the Burgos Basin in Mexico where Operator may from time to time be entitled to conduct drilling operations;

   (f) "Affiliated Company" means a company owning 50% or more of the stock of Operator or Contractor, a company in which Operator or Contractor owns 50% or more of its stock, or a company 50% or more of whose stock is owned by the same company that owns 50% or more of the stock of Operator or Contractor.

   (g) "Operations Base" means the place or places designated as such by Operator from time to time.


                            Page 122 of 141 Pages

   (h) "Pemex" means Pemex-Explorabon and Production, a decentralized public entity of the Federal Government of the United Mexican States and a subsidiary of Petroleos Mexicanos.

   (i) "Pemex Contract" means that certain turnkey drilling contract issued pursuant to International Public Bid No. 00575003-044-97 Burgos Central 11 and entered into between Pernex and Protexa.

   (j) "Operator"  means both Protexa and Avia,  which companies hereby agree to
be  jointly  and  severally  liable  for  all  of  the  obligations,   payments,
indemnities and other undertakings of Operator in this Agreement.

   102. Currency

   In this Contract, all amounts expressed in dollars are United States dollar amounts.

   103. Conflicts

   The Appendices hereto are incorporated herein by reference. If any provision of the Appendices conflicts with provision in the body hereof, the latter shall prevail.

   104. Headings

   The paragraph headings shall not be considered in interpreting the text of this Contract.

   105. Further Assurances

   Each party shall perform the acts and execute and deliver the documents and give the assurances necessary to give effect to the provisions of Contract.

   106. Contractor's Status

   Contractor in performing its obligations hereunder shall be an independent contractor.

   107.Governing Law

   This Contract shall be construed and the relations between the parties determined in accordance with the laws of the State of Texas, not including, however, any of its conflicts of law rules which would direct or refer to the laws of another jurisdiction. In the event any provision of this Contract is inconsistent with or contrary to any applicable law, rule or regulation, said provision shall be deemed to be modified to the extent required to comply with said law, rule or regulation, and as so modified said provision and this Contract shall continue in full force and effect.

                                ARTICLE II - TERM
   201. Effective Date

   The parties shall be bound by this Contract when each of them has executed it.

   202. Duration

   This Contract shall terminate:

   (a) Upon notice from Operator prior to Commencement Date provided,

   however, in event of such termination Operator shall pay Contractor, as liquidated damages and not as a penalty a sum equal to the Standby Rate

                            Page 123 of 141 Pages
provided for in this Agreement for a period of 60 days or a lump sum of $600,000;

   (b) Immediately if the Drilling Rig becomes an actual or constructive total loss;
   (c)60 days after receipt by Contractor of a written notice of termination from

   Operator, and after the Drilling Rig has been demobilized to Levelland, Texas, unless some other place is mutually agreed; but Operator may not give such notice until at least six months after the Commencement Date (or, if operations are then being conducted on a well, as soon thereafter as such operations are completed);

   (d) 10 days after receipt by Operator of a written notice of termination from

   Contractor, but Contractor may only give such notice of termination if Operator shall fail to pay to Contractor amounts due to Contractor under this Agreement as and when they become due hereunder, or if Operator shall fail to perform any other material obligation which it is obligated to perform under this Agreement, such termination to only become effective after the Drilling Rig has been demobilized to Levelland, Texas, unless some other place is mutually agreed;

   (e) After completion of the last well to be drilled by Operator for Pemex under the Pemex Contract.

   203. Continuing Obligations
   Notwithstanding the termination of this Contract, the parties shall continue to be bound by the provisions of this Contract that reasonably require some action or forbearance after the cessation of the day rates provided for hereinafter.

   204. Return of Operator's Items

   Upon termination of this Contract Contractor shall return to Operator at the drill site of the last well drilled by Contractor under this Agreement any of Operators items which are at the time in Contractors possession.

             ARTICLE III - CONTRACTOR'S PERSONNEL AND MEXICAN LABOR

   301. Number, Selection, Hours of Labor and Remuneration

   The selection, replacement, hours of labor and remuneration of Contractor's Personnel shall be determined solely by Contractor. Such employees shall be the employees solely of Contractor. Contractor represents that the Contractor's Personnel will be competent and efficient.

   302. Other Personnel

   It is understood that the Contractor's Personnel who are employees of Contractor are the only personnel for which Contractor will be responsible under this Contract. However Contractor hereby agrees to contract with a Mexican labor contractor, to be designated by Operator, for the other rig crews and personnel required by Contractor to perform this Contract other than the Contractor's employees (hereafter called the "Mexican Labor") Although the Mexican Labor will not be employees of Contractor, the Mexican Labor shall be under the direct supervision of Contractors Personnel while working on the rig. Operator hereby represents that the Mexican Labor to be provided to Contractor by the Mexican labor contractor designated by Operator will be competent, experienced and efficient workers and that Operator will not hold Contractor responsible for any errors or omissions which may be committed by the Mexican Labor in the performance of their work. Contractor

                            Page 124 of 141 Pages
shall pay the Mexican labor contractor directly for the Mexican Labor it provided to Contractor, however, should the costs payable by Contractor for such Mexican Labor exceed $910 per day for a 5 man crew and $240 per day for transportation of crews then Operator will reimburse Contractor for any excess.

   303. Contractor's Representative

   Contractor shall nominate one of its personnel as Contractor's representative who shall be in charge of the remainder of Contractor's Personnel and the Mexican Labor, and who shall have full authority to resolve all dayto-day matters which arise between Operator and Contractor.

   305. Replacement of Contractor's Personnel
   Contractor will remove and replace in a reasonable time any of Contractors Personnel if Operator so requests in writing and if Operator can show reasonable grounds for its requirement. Operator will remove and replace in a reasonable time any of the Mexican Labor if Contractor so requests in writing.

                        ARTICLE IV. - CONTRACTOR'S ITEMS

   401. Obligation to Supply

   Contractor shall provide Contractor's Items and Contractors Personnel and shall perform the services to be provided or performed by it according to the Appendices. Operator shall move or pay the cost of moving Contractors warehouse, spare parts and personnel if it becomes necessary to shift the site of these items during the term of this Contract.

   402. Maintain Stocks

   Contractor shall be responsible, at its cost, for maintaining adequate stock levels of Contractor's Items and replenishing as necessary.

   403. Maintain and Repair Equipment

   Contractor shall, subject to Clause 1001, be responsible for the maintenance and repair of all Contractor's items and will provide all spare parts and materials required therefor. Contractor shall, if requested by Operator, also maintain or repair, at its cost, any of Operator's Items which Contractor is qualified to and can maintain or repair with Contractor's normal complement of personnel and equipment provided, however, that Operator shall at its cost provide all spare parts and materials required to maintain or repair Operator's Items and the basic responsibility and liability for furnishing and maintaining such items shall remain in Operator.

                  ARTICLE V - CONTRACTOR'S GENERAL OBLIGATIONS

   501. Performance of the Drilling Rig

   Contractor represents that the Drilling rig will be capable of drilling to a depth of 14,300 feet. Any drill pipe in excess of that furnished by Contractor shall be supplied by Operator.

   502. Contractor's Standard of Performance

   Contractor shall carry out all operations hereunder on a daywork basis. For purposes hereof the term "daywork basis" means Contractor shall furnish equipment, Contractor's Personnel, and perform services as herein provided, for a specified sum per day under the direction, supervision and control of Operator (which term is deemed to include any employee, agent, consultant or subcontractor engaged by Operator to direct drilling operations). When operating on a daywork basis, Contractor shall be fully paid at the

                            Page 125 of 141 Pages
applicable rates of payment and assumes only the obligations and liabilities stated herein. Except for such obligations and liabilities specifically assumed by Contractor, Operator shall be solely responsible and assumes liability for all consequences of operations by both parties while on a daywork basis, including results and all other risks or liabilities incurred in or incident to such operations.

   503. Operation of Drilling Rig

   Contractor shall be solely responsible for the operation of the Drilling Rig, including, without limitation, supervising moving operations, and positioning the Drilling Rig and camp at locations as required by Operator, as well as such operations at the drill site as may be necessary or desirable for the safety of the Drilling Rig. Operations under this Contract will be performed on a 24-hour per day basis.

   504. Compliance with Operator's Instructions

   Contractor shall comply with all instructions of Operator consistent with the provisions of the Contract including, without limitation, drilling, well control and safety instructions. Such instructions shall, if Contractor so requires, be confirmed in writing by the authorized representative of Operator. However, Operator shall not issue any instructions which would be inconsistent with Contractor's rules, policies or procedures pertaining to the safety of its personnel, equipment or the Drilling Unit.

   505. Mud and Casing Program

   Contractor shall take all reasonable care to follow the mud and casing program as specified by Operator. Operator shall provide Contractor with these programs reasonably in advance of spud date of each well to be drilled hereunder.

   506. Cutting/Coring Program

   Contractor shall save and identify cuttings and cores according to Operator's instructions and place them in containers furnished by Operator.

   507. Records to be Kept by Contractor

   Contractor shall keep and furnish to Operator an accurate record of the work performed and formations drilled on the IADC-API Daily Drilling Report Form or other form acceptable to Operator. A legible copy of said form signed by Contractor's representative shall be furnished by Contractor to Operator.

   508. Difficulties During Drilling

   In the event of any difficulty arising which precludes either drilling ahead under reasonably normal procedures or the performance of any other operations planned for a well, Contractor may suspend the work in progress and shall immediately notify the representative of Operator, in the meantime exerting reasonable effort to overcome the difficulty.

   509. Safety Equipment

   Contractor shall maintain its well control equipment listed in the Appendices in good condition at all times and shall use all reasonable means to control and prevent fires and blowouts and to protect the hole.

                       ARTICLE VI - OPERATOR'S OBLIGATIONS

   601. Equipment and Personnel


                            Page 126 of 141 Pages

   Operator shall at its cost provide Operator's Items and personnel to perform the services to be provided or performed by it according to the Appendices. In addition to providing the initial supply of Operator's Items, Operator shall be responsible, at its cost, for maintaining adequate stock levels and replenishing as necessary. When, at Operator's request and with Contractor's agreement the Contractor furnishes or subcontracts for certain items which Operator is required herein to provide, for purposes of the Contract said items or services shall be deemed to be Operator furnished items or services, any subcontractors so hired shall be deemed to be Operators contractor, and Operator shall not be relieved of any of its liabilities in connection therewith; for furnishing said items and services Operator shall reimburse Contractor its entire cost plus 10% for handling.

   602. Maintenance and Repair

   Operator shall be responsible, at its cost, for the maintenance and repair of all Operator's Items which Contractor is not qualified to or cannot maintain or repair with Contractor's normal complement of personnel and the equipment.

   603. Operator's Employees

   Operator shall ensure that Operator's personnel shall be competent and efficient and Contractor may treat Operators senior representative for the time being as being in charge of all Operator personnel.

   604. Replacement of Operator's Personnel

   Contractor shall have the right to request in writing Operator to remove and replace any Operator personnel if Contractor can show reasonable grounds for such request.

   605. Operator Representatives

   Operator may, from time to time, designate representatives for the purposes of this Contract who shall at all times have access to the Drilling Rig and may, among other things, observe tests, check and control the implementation of the mud program, examine cuttings and cores, inspect the work performed by Contractor or examine the records kept on the Drilling Rig by Contractor.

   606. Custom or Excise Duties

   Operator shall pay all import or export charges or customs or excise duties including, without limitation, local sales taxes, value added taxes, clearing agent's fees, or other similar taxes or fees that are levied on Contractors and/or Operators Items.

   607. Drill Site and Access

   Operator shall provide Contractor with access to the drilling site as well as any drilling permits, licenses or certificates needed to conduct operations hereunder. The drill site so provided shall be surveyed and marked by Operator and shall be free of obstructions. Operator also shall prepare sound locations capable of properly supporting the Drilling Rig, and shall be responsible for a conductor pipe program adequate to prevent soil and subsoil washout. It is recognized that Operator has superior knowledge of the location and access routes to the location, and must advise Contractor of any subsurface conditions, or obstructions which Contractor might encounter while en route to the location or during operation hereunder. In the event subsurface conditions cause a cratering or shifting of the location surface and loss or damage to the Drilling Rig or its associated equipment results therefrom. Operator shall, without regard to other provisions of this Contract, including Paragraph 1001 hereof, reimburse Contractor to the extent

                            Page 127 of 141 Pages
not covered by contractors insurance, for all such loss or damage including payment of Force Majeure Rate during rig repair.

   608. Taxes

   Contractor agrees to prepare and timely file all required income or other tax returns or declarations required by the government of the area where the Drilling Rig operates, Upon notification by the Contractor of the amount or amounts of such taxes paid by it which pertain to the performance by Contractor under this Contract and which do not qualify as a credit against Contractor's U.S. income tax , accompanied by copies of each such return or declaration, Operator agrees to reimburse Contractor such amount or amounts less any interest or penalties arising from the fault of Contractor and levied by any of the aforementioned governmental bodies. Contractor shall consult with Operator before filing any such tax returns or paying the applicable taxes.

                      ARTICLE VII - OPERATOR'S INSTRUCTIONS

   701. Instructions to Contractor

   Operator may, from time to time, through its authorized representative or representatives, issue written or oral instructions to Contractor covering operations hereunder. Operator's instructions may be general or may deal with specific matters relating to operations hereunder including, without limitations, instructions to stop operations, as to safety and well control, and drilling instructions, but Operator may not require Contractor to drill deeper than 14,300 feet unless Contractor agrees.

                         ARTICLE Vill - RATES OF PAYMENT

   801. Payment

   Operator shall pay to Contractor during the term of this Contract the amounts from time to time due calculated according to the rates of payment herein set forth and in accordance with the other provisions hereof. No other payment shall be due from Operator unless specifically provided for in this Contract, or agreed to in writing by Operator.

   802. Mobilization Fee

   Operator shall pay Contractor a mobilization fee of $250,000 which shall be payable on the date the Drilling Rig departs for the Operating Area.

   803. Demobilization Fee

   Operator shall pay Contractor a demobilization fee of $40,000 which may be invoiced on the date of termination of this Contract except that no demobilization fee shall be due if this Contract is terminated pursuant to Clause 202(b).

   804. Operating Rate

   The Operating Rate will be $9,870 per 24-hour day and will first become payable from the moment when the Drilling Rig spuds the first well at the first drilling location. The Operating Rate shall continue to be payable except as herein otherwise provided.

   804(A) Move In Rate

   Operator shall pay Contractor $4,000 per day from the time Contractors Personnel arrive at Rio Grande City until the first well under this Contract is spudded.


                            Page 128 of 141 Pages

   805. Standby Rate

   The Standby Rate will be $9,000 per 24-hour day and will be payable:

   (a) during any period of delay when Contractor is unable to proceed because of weather or because of an act or omission of Operator including, without limitation, the failure of any of Operators Items, or the failure of Operator to issue instructions, provide Operator items or furnish services; or
   (b) from the moment the Contractor could have spudded in the first well had it not been delayed by Operator until the Operating Rate first become payable; or

   (c)during any period that the Drilling rig is in transit between drill sites or in transit to Levelland, Texas after the last well; provided that if, at the termination of this Contract, the Drilling Rig is not moved to Levelland, Texas or another mutually agreed place, the period shall not exceed the reasonable estimated time required to go to Levelland, Texas.

   806. Repair Rate

   The Repair Rate will be $9,000 per 24-hour day and will be payable for any period in excess of 24 hours per month during which operations are suspended to permit necessary replacement, repair or maintenance of Contractor's Items; provided, however, that should said suspension or suspensions total more than 48 hours per month, Contractor's rate of pay after the said 48 hours per month shall be reduced to 40 percent of the Repair Rate, Contractor will use due diligence in effecting such repairs, replacements or maintenance in good workmanlike manner and will use its best efforts to familiarize itself with the location of rentable replacements for Contractor's Items.

   807. Force Majeure Rate

   The Force Majeure Rate will be $8,000 per 24-hour day and will be payable during any period in which operations are not being carried on because of force majeure.

   808. Variation of Rates

   The rates and/or payments herein set forth shall be revised by the actual amount of the change in Contractors cost if an event as described below occurs or if the cost of any of the items hereinafter listed shall vary by more than the amount indicated below from Contractor's cost thereof on May 1, 1998 or by the same amount after the date of any revision pursuant to this clause:

   (a) if labor costs, including all benefits and the cost of foreign income taxes paid by Contractor for its expatriate employees, vary by more than five percent;

   (b) if Operator requires Contractor to increase the number of Contractors Personnel

   (c)if it becomes necessary for Contractor to change the work schedule of Contractor's Personnel;

   (d) in the event described in Clause 1202 (Assignment); (e) if there is any change in legislation (other than Corporate tax legislation) by the country in which the Drilling Rig is working that alters Contractor's financial burden;
   (f) if the cost of insurance premiums varies by more than five percent; (g) if the cost of catering varies by more than five percent; (h) if Contractor's interest rate varies by more than one-half of one percent;

                            Page 129 of 141 Pages

   (i) the rates listed herein shall be increased or decreased for costs other than those listed above on the Commencement Date and at three month intervals thereafter based on changes in the Bureau of Labor Statistics Oilfield Drilling Machinery and Equipment Wholesale Price Index (Code No. 1191-02) as published by the U.S. Department of Labor from that reported for the month of May, 1998. Said rates shall be increased or decreased (proportionately and on a pro rata basis) 5% for each change of five percent (5%) in said Index.

                       ARTICLE IX - INVOICES AND PAYMENTS

   901. Mexican Trust

   Operator shall form an administrative trust pursuant to Mexican law (hereafter called the "Trust) which shall be managed by a Mexican financial institution of recognized standing as trustee (hereafter called the "Trustee") and shall form a four (4) member technical committee (hereafter called the "Committee") to direct the payment of invoices by the Trustee. The Trustee shall be licensed and regulated by the Mexican government. Operator hereby agrees that within 10 days after the execution of this Agreement it will execute an Assignment Agreement with the Trust pursuant to which all of Operator's rights to receive payments from Pemex under the Pemex Contract are unconditionally and irrevocably assigned to the Trustee. Prior to the execution of the above Assignment Agreement, Operator agrees that it will obtain the unconditional and irrevocable written consent and agreement of Pemex to the assignment by Operator of all payments due to Operator under the Pemex Contract to the Trust pursuant to the above mentioned Assignment Agreement. If the above described Pemex consent and agreement and/or the above mentioned Assignment Agreement are not given or executed within 10 days after the execution of this Agreement, then Contractor shall have a right to terminate this Agreement immediately and to receive from Operator the demobilization payment provided for in clause 803 hereof.

   902.Monthly Invoices

   Contractor shall bill Operator at the end of each well, and/or at the end of the month should Contractor be on the same well for more than 30 days. for all daily charges earned by Contractor during the well and/or month. Other charges shall be billed as earned. Billing for daily charges will reflect details of the time spent (calculated to the nearest 1/2 hour and the rate charged for the time; billings for other charges will be accompanied by invoices supporting costs incurred for Operator or other substantiation as required. Immediately following receipt by Operator of such Contractor invoices, Operator shall present all such invoices to the Committee for payment by the Trustee. Along with such Contractor invoices Operator shall also provide the Committee with a written statement of which invoices are approved by Operator for payment and which invoices are disputed by Operator.

   A copy of this written statement shall also be provided by Operator to Contractor with a written explanation of the reasons for disputing any invoice which is disputed.

   903. Payment

   The Trustee shall pay to Contractor by telegraphic transfer all undisputed Contractor billings within sixty-five (65) days after its receipt thereof. If the Trustee does not pay any undisputed Contractor invoice within 65 days after receipt, then Operator hereby agrees to immediately pay Contractor for such invoice.

   Payment of any disputed invoice shall be withheld by the Trustee until settlement of the dispute between Operator and Contractor. Any sums (including amounts ultimately paid with respect to a disputed invoice) not paid within sixty-five days after receipt of invoice shall bear interest at

                            Page 130 of 141 Pages
the rate of twelve percent (12%) per annum or the maximum allowed by law, whichever is less, or pro rata thereof from said due date until paid. If Operator refuses to pay undisputed items, Contractor shall have the right to terminate this contract,

   904.Manner of Payment

   All payments due by the Trustee or the Operator to Contractor hereunder shall be made in United States dollars at Contractor's bank which is City Bank at Lubbock, Texas; with the understanding, however, that either Operator or Contractor shall have the right to specify that the Trustee or the Operator shall pay Contractor in the currency of the country where the Drilling Rig operates in amounts equal to Contractor's local currency expenditures (including those expenditures incurred locally by Contractor for the account of Operator) and as needed by Contractor. All amounts of local currency so paid Contractor during the month shall be credited against Contractor's U.S. dollar monthly invoice for the rate of exchange of U.S. dollars for the local currency in effect on the date Contractor makes the local currency payment as published in the Wall Street Journal.

   905. Costs of Trust

   Contractor agrees to pay 5% of the expenses and costs associated with the formation and administration of the Trust up to the sum of $500 per month. Payment of such amounts shall be made by Contractor to Operator monthly in arrears, within twenty (20) days of the date of monthly invoices submitted by Operator to Contractor.

                               ARTICLE - LIABILITY

   1001. Equipment or Property

   Except as specifically provided herein to the contrary, each party hereto shall at all times be responsible for and shall hold harmless and release and indemnify the other party from and against damage to or loss of its own equipment or property, regardless of the cause of loss, including the negligence of such party, and despite the fact that a party's items may be under the control of the other party, except that:

   (a) Operator shall, to the extent Contractor's insurance does not compensate Contractor therefor, be responsible at all times for damages to or destruction of Contractor's equipment or property caused by exposure to unusually corrosive or otherwise destructive elements, including those which are introduced into the drilling fluid from subsurface formations or the use of corrosive additives in the fluid.

   (b) Operator shall, to the extent Contractors insurance does not compensate Contractor therefor, be responsible at all time for damage to or loss of Contractor's drill string, and shall reimburse Contractor for such damage or loss at the CIF replacement cost of the item so lost or damaged; with the understanding, however, that the indemnity granted in this Clause 1001 shall not indemnify either party for liabilities incurred by it as a result of obligations undertaken in a contract with a third party.

   1002. The Hole

   In the event the hole should be lost or damaged, Operator shall be solely responsible for such damage to or loss of the hole, including the casing therein, regardless of whether such loss or damage was caused by the negligence of Contractor, or its employees, agents or subcontractors. This paragraph shall be void if such loss is caused by the gross negligence of Contractor.

   1003. Inspection of Materials Furnished by Operator

                            Page 131 of 141 Pages

   Contractor agrees to visually inspect all materials furnished by Operator before using same and to notify Operator of any apparent defects therein. Contractor shall not be liable for any loss or damage from the use of material furnished by Operator.

   1004. Contractor's Personnel

   Contractor agrees to release, protect, defend, indemnify, and save Operator, its officers, directors, employees and joint owners harmless from and against all claims, demands, and causes of action of every kind and character, without limit and without regard to the cause or causes thereof or the negligence of any party or parties, arising in connection herewith in favor of Contractor's employees or Contractor's subcontractors or their employees, or Contractor's Invitees, on account of bodily injury, death or damage to property. If it is judicially determined that the monetary limits of insurance required hereunder or of the indemnities voluntarily and mutually assumed under paragraph 1004 (which Contractor and Operator hereby agree will be supported by available liability insurance, under which the insurer has no right of subrogation against the indeminitees) exceed the maximum limits permitted under applicable law, it is agreed that said insurance requirements or indemnities shall automatically be amended to conform to the maximum monetary limits permitted under such law.

   1005. Operator's Personnel

   Operator agrees to release, protect, defend, indemnify, and save Contractor, its officers, directors and employees harmless from and against all claims, demands, and causes of action of every kind and character, without limit and without regard to the cause or causes thereof or the negligence of any party or parties arising in connection herewith in favor of Operator's employees, or Operator's contractors or their employees or their invitees, other than those parties identified in paragraph 1004 on account of bodily injury, death or damage to property. If it is judicially determined that the monetary limits of insurance required hereunder or of the indemnities voluntarily and mutually assumed under paragraph 1005 (which Contractor and Operator hereby agree will be supported by available liability insurance, under which the insurer has no right of subrogation against the indemnitee) exceed the maximum limits permitted under applicable law, it is agreed that said insurance requirements or indemnities shall automatically amended to conform to the maximum monetary limits permitted under such.

   1006. Pollution and Contamination

   Notwithstanding anything to the contrary contained herein, it is understood and agreed by and between the Contractor and Operator that the responsibility for pollution or contamination shall be as follows:

   (a) The Contractor shall assume all responsibility for cleaning up and containing pollution or contamination which originates above the surface from improper care or disposition of items wholly in Contractors possession and control and directly associated with Contractor's equipment and facilities.

   Operator shall assume all responsibility for (including control and removal of the pollutant involved) and shall protect, defend, indemnify and save the Contractor harmless from and against all claims, demands, and causes of action of every kind and character arising directly or indirectly from all pollution or contamination, other than that described in subclause (a) above, which may occur from the negligence of Contractor or otherwise during the term of this Contract or as a result of operations hereunder, including, but not limited to, that which may result from fire, blowout, cratering, seepage or any other uncontrolled flow of oil, gas, water or other substance, as well as the use or disposition of oil emulsion, oil base or chemically treated fluids, contaminated cutting or cavings, lost circulation and fish recovery materials and fluids.

                            Page 132 of 141 Pages

   (c)In the event a third party commits an act or omission which results in pollution or contamination for which either the Contractor or Operator for whom such party is performing work is held to be legally liable, the responsibility therefor shall be considered, as between the Contractor and Operator, to be the same as if the party for whom the work was performed had performed the same and all of the obligations respecting defense, indemnity, holding harmless and limitations of responsibility and liability, as set forth in (a) and (b) above, shall be specifically applied.

   1007. Cost of Control

   Operator shall be liable for the cost of regaining control of any wild well and shall release, hold harmless and indemnify Contractor for any such cost regardless of the cause thereof, including, but not limited to, the negligence of Contractor, its agents, employees or subcontractors.

   1008. Underground Damage

   Operator agrees to defend and indemnify Contractor for any and all claims including, but not limited to, claims arising as a result of the negligence of Contractor, its agents, employees or subcontractors against Contractor resulting from operations under this Contract on account of injury to, destruction of, or loss or impairment of any property right in or to oil, gas, or other mineral substance or water, if at the time of the act or omission causing such injury, destruction, loss, or impairment said substance had not been reduced to physical possession above the surface, and for any loss or damage to any formation, strata, or reservoir beneath the surface.

   1009. Consequential Damages

   Neither party shall be liable to the other for special, indirect or consequential damages resulting from or arising out of this Contract, including without limitation, loss or profit or business interruptions, however same may be caused.

   1010. Indemnity Obligation

   It is the intent of the parties hereto that all indemnity obligations and/or liabilities assumed by such parties under terms of this Contract, including, without limitation, clauses 1001 through 1009 hereof, be without limit and without regard to the cause or causes thereof (including preexisting conditions), strict liability, willful misconduct or the negligence of any party or parties, whether such negligence be sole, joint or concurrent, active or passive.

                             ARTICLE XI - INSURANCE

   1101. Contractor's Insurance

   Contractor shall carry and maintain the insurance shown in Appendix B-1. Contractor may from time to time with the prior approval of Operator change the insurance it carries. Contractor will increase its insurance beyond the limits provided for herein or will change its insurance if required by Operator, but any additional cost will be paid by Operator.

   1102. Policies and Receipts

   Contractor will furnish Operator, on request, with certificates of all insurance policies relating to Contractors operations hereunder.

   1103. Subrogation

   For liabilities assumed hereunder by Contractor, its insurance shall be endorsed to provide that the underwriters waive their right of subrogation

                            Page 133 of 141 Pages
against Operator. Operator will, as well, cause its insurer to waive subrogation against Contractor for liability it assumes.

   1104. Operator's Insurance

   Operator shall obtain and maintain the insurance shown on Appendix B-2 and Contractor shall be named as an additional insured under all such policies, In return, Contractor shall pay 5% of the premium cost of such insurance up to the sum of $1,000 per month.

   Payment of such amounts shall be made by Contractor to Operator monthly in arrears, within twenty (20) days of the date of monthly invoices submitted by Operator to Contractor. In no event shall Contractor ever be responsible for any portion of any deductibles suffered by Operator as a result of claims under said policies or otherwise.

                     ARTICLE XII - SUBLETTING AND ASSIGNMENT

   1201. Subcontracts by Operator

   Operator may employ other Contractors to perform any of the operations or services to be provided or performed by it according to Appendix A.

   1202. Assignment

   Neither party may assign this Contract to anyone other than an affiliated company without the prior written consent of the other, and prompt notice of any such intent to assign shall be given to the other party. In the event of such assignment, the assigning party shall remain liable to the other party as a guarantor of the performance by the assignee of the terms of this Contract. If any assignment is made that alters Contractor's financial burden, Contractors compensation shall be adjusted to give effect to any increase or decrease in Contractor's operating costs or in taxes in the new operating area.

                             ARTICLE XIII - NOTICES

   1301. Notices

   Notices, reports and other communications required or permitted by this Contract to be given or sent by one party to the other shall be delivered by hand, mailed, telexed, or telegraphed to:

   Operator's address:
   To Protexa at:        Lic. Hugo Sampogna
                         Jefe Juridico Nacional
                         Carr. Monterrey-Saltillo Km. 339
                         Sta. Catarina, N.L.
                         Mexico C.P. 66350
                         Fax: (011-52-8-399-2613
   To Avia at            Jack Lafield, Managing Director
                         Avia Energy Development, L.L.C.
                         200 Crescent Court, Suite 1375
                         Dallas, Texas 75201
                         Fax: (214) 720-7881
   Contractors Address:  S. Howard Norton, President
                         Norton Drilling Company
                         5211 Brownfield Highway, Suite 230
                         Lubbock, Texas 79407-3501
                         Fax: (806) 785-8420

   as the case may be. Either party may by written notice to the other party change its address.


                            Page 134 of 141 Pages

                              ARTICLE XIV - GENERAL

   1401. Confidential Information

   Upon written request of Operator, all information obtained by Contractor in conduct of operations hereunder shall be confidential and Contractor will use its best endeavors to ensure that neither Contractors personnel nor their families divulge any such information.

   1402. Venue and Jurisdiction

   Any suit, action or other legal proceeding arising out of this Agreement shall be brought in the United States District Court in Dallas, Texas, or, if such court does not have jurisdiction or will not accept jurisdiction, in any court of general jurisdiction in Dallas County, Texas. Each of Operator and Contractor consents to the exclusive jurisdiction of any such court in any such suit, action or proceeding and waives any objection that it may have to the laying of venue of any such suit action or proceeding in any such court Protexa hereby irrevocably designates the Secretary of State for the State of Texas as an authorized agent to accept service of any and all process on behalf of Seller in the State of Texas in connection with disputes arising out of this Agreement.

   1403. Attorney's Fees

   If this contract is placed in the hands of an attorney for collection of any sums due hereunder, or suit is brought on same, or sums due hereunder are collected through bankruptcy proceedings, then the Operator agrees that there shall be added to the amount due reasonable attorney's fees and costs.

   1404. Force Majeure

   Except as otherwise provided in this Clause 1404, each party to this Contract shall be excused from complying with the terms of this contract, except for the payment of moneys then due and the honoring of indemnities, if and for so long as such compliance is hindered or prevented by dots, strikes, wars (declared or undeclared), insurrections, rebellions, terrorist acts, civil disturbances, dispositions or order of governmental authority, whether such authority be actual or assumed, acts of God (other than weather conditions), inability to obtain equipment, supplies or fuel, or by act or cause which is reasonably beyond the control of such party, such causes being herein sometimes called "Force Majeure." if any failure to comply is occasioned by a governmental law, rule regulation, disposition or order as aforesaid and the affected party is operating in accordance with good oilfield practice in the area of operations and is making a reasonable effort to comply with such law, rule, regulation, disposition or order, the matter shall be deemed beyond the control of the affected party. In the event that either party hereto is rendered unable, wholly or in part, by any of these causes to carry out its obligation under this Contact it is agreed that such party shall give notice and details of force Majeure in writing to the other party as promptly as possible after its occurrence. In such cases, the obligations of the party giving the notice shall be suspended during the continuance of any inability so caused except that Operator shall be obligated to pay to Contractor the Force Majeure Rate provided for in clause 807 (Force Majeure Rate).

   1405. Right to Audit

   Contractor shall keep proper books, records and accounts of operations hereunder and shall permit Operator at all reasonable times to inspect the portions thereof related to any variation of the rates hereunder.

   1406. Waivers


                            Page 135 of 141 Pages

   It is fully understood and agreed that none of the requirements of this Contract shall be considered as waived by either party unless the same is done in writing, and then only by the persons executing this Contract, or other duly authorized agent or representative of the party.

   1407. Entire Agreement

   This Contract supersedes and replaces any oral or written communications heretofore made between the parties relating to the subject matter hereof.

   1408. Enurement

   This Contract shall enure to the benefit of and be binding upon the successors and assigns of the parties.

   1409. Expropriation, confiscation, Nationalization and War Risks

   (a) In the event the Drilling Rig or any or all of Contractor's equipment, spare parts and/or supplies directly associated therewith (i) cannot lawfully be exported from the country in which it was operating following termination of drilling operations under this Agreement because Contractor cannot obtain an export license or permit or because of other governmental restrictions; or (ii) are lost to Contractor through confiscation, expropriation, nationalization or governmental seizure; or (iii) are seized or damaged or destroyed as a result of insurrection, terrorists acts, dot or war (declared or undeclared) or other similar occurrences during the term of this Contract Operator will within sixty
(60) days following the occurrence of any such event pay to Contract the value (as set out in Appendix C) of all such property so restricted, confiscated, expropriated, nationalized, seized, damaged or destroyed, from which value shall be subtracted the total of the following:

   (1)any amount paid Contractor by such governmental unit or body;

   (2)Any amount paid contractor from insurance;

   (3) depreciation in accordance with the schedule attached hereto as Appendix C, but not to exceed 30% of said value. Depreciation shall be computed commencing with the date upon which each component of contractors equipment is placed into service under this Contract.

   Following the payment by Operator for Contractors property under the conditions set forth (which shall be made in the currency in which the original purchase thereof was made) and payment of all other moneys then due Contractor, Operator shall have no obligation thereafter to make payments to Contractor and at the time of such payments, Operator shall have the option to require Contractor to immediately assign all of its right, title and interest in the Drilling Unit to Operator.

   (b) Should a change of political or other condition occur which would enable Contractor again to assume possession of the Drilling Rig and/or its equipment, spare parts and supplies directly associated therewith, Contractor agrees to repay to Operator such amounts as Operator may have paid to Contractor under this Clause 1409, less such amounts, if any, as may be required to restore the Drilling Rig, equipment, spare parts and supplies directly associated therewith to the same condition they were in at the time of suspension of drilling operations, and also less such amount (to be agreed upon by Operator and Contractor) as shall equitably compensate Contractor for deterioration, and/or depreciation thereof during the period of nonuse resulting from the causes set forth in this Clause 1409. In the event of such resumption of possession of the Drilling rig by Contractor, if Operator has previously received title to said Drilling Rig, Operator shall reassign all of its right, title and interest in said Drilling Rig to Contractor as of the time of such resumption of possession.

                            Page 136 of 141 Pages

   (c)All costs and other charges provided for in this Clause 1409 are subject to adjustment after audit.

   (d) If Requested by Operator in writing, Contractor agrees to obtain to the extent then and thereafter available, insurance covering all or such portion of the risks specified in this Clause 1049 as Operator may direct. Operator shall be named as an additional assured in any such policy or policies of insurance, which shall provide for the payment of losses thereunder in United States dollars. The provisions of such insurance and cost thereof shall be subject to Operator's approval prior to the issuance thereof. The cost of such insurance shall be paid by Operator to Contractor within twenty (20) days after invoice from Contractor evidencing the payment by Contractor of the premiums for such specified insurance.

   (e) Contractor shall pay to Operator any moneys with respect to such expropriation, etc., which Contractor receives and for which Operator has not already received credit after payment has been made by Operator to Contractor under Clause 1409.







   IN WITNESS WHEREOF, each party has executed this Contract as of the date shown above.
   OPERATOR:        Construcciones Protexa A.de C.V.

   By:

   Title:

   and,

   Protexa Construccio s, S. de C.V.

   By:

   Title:

   and,

   Avia de Mexico, S.A. de C.V.

   By:

    and, Avia Energy Development

   By:

   Title:

   CONTRACTOR:     Norton Drilling Company Mexico, Inc.

   By:


   Title: President






                            Page 137 of 141 Pages

                                   APPENDIX A

   PART I CONTRACTOR FURNISHED EQUIPMENT

   DRAWWORKS       Wilson 75  w/Parkersburg  V-80  hydromatic  brake.  Power (2)
                   Caterpillar D-3406-TA, 810 H.P.
   PUMPS      #1   Gardner-Denver PZ-8 w/Caterpillar D-379-TA, 750 H.P., Max.
                   pressure
                   2900 psi w/5-1/2" liners @ 250 gpm,
              #2   Gardner-Denver   PZ-8  w/Caterpillar   D-379-TA,   750  H.P.,
                   Maxpressure 2900 psi w/5-1/2* liners @ 250 gpm
   ROTARY TABLE    Gardner-Denver 17-1/2', 150 tons @ 100 rpm, 250 tons static
                   MAST Wilson  131",  344,000  lb.  hook load w/10 lines
                   SUBSTRUCTURE  16'  height, vertical clear height 14'
   BLOCK AND HOOK  Continental Emsco 250 ton, 5 sheave, 1-1/8" line w/Web
                   Wilson 250 ton hydrahook
   SWIVEL          Gardner Denver  200 ton
   BOP             EQUIPMENT  (1)Shaffer  11" 10,000 psi XHP double ram  w/(4)4"
                   outlets  (1)Shaffer  11I"  10,000  psi SL single ram w/(2) 4"
                   outlets  (1)Shaffer  11" 5,000  psi  annular  (BOP  w/hoses &
                   fittings)
   CHOKE MANIFOLD  4" x 2" 10,000 psi choke manifold, w/(2) 2" adjustable chokes
   ACCUMULATOR     Koomey 160 gal. , 3000 psi, 5 station w/2 air pumps and 15
                   H.P. FMC triplex
   PIT             SYSTEM  2  pits,  750  bbl  capacity  w/low  pressure  mixing capability  in 130 bbl pill pit, (3) mud  agitators,  (2) 5x6
                   centrifugal  pumps  w/50  H.P.   electric  motors,   (1)  6x8
                   centrifugal pump /w 75 HP electric motor
   DRILL           PIPE 5" 19.50  lbs/ft.  Grade X & E w/4-1/2'  IF  connections
                   3-1/2" 15.50 lbs/ft. Grade E & S w/3-1/2" IF connections
   DRILL           COLLARS (12) 6-3/4"x 2-1/4" x 30'w/4-1/2" IF connections (12)
                   4-1/2" x 2" x 30'w/3-1/2" XH connections (15) 3-1/2" HWDP

   MUD AND SOLIDS CONTROL EQUIPMENT
   LINEAR SHAKER:
              Manufacturer                      FSI
              Model                             500 B2X (3 panel, 25.3 sq.ft)
              Number of shakers                 2

   DESILTER/MUDCLEARNER:
              Manufacturer                      FSI
              Number of cones                   6
              Cone Size                         4"
              Linear Shaker                     500 B2X
              Centrifugal Pump                  5" X 6"
              Impeller                          10"
              Motor                             50HP, Electric
              Motor Speed                       1750rpm

   MIXING PUMP:
              Manufacturer                      Mission
              Centrifugal Pump                  5" x 6"
              Impeller                          10"
              Motor                             50 HP, Electric
              Motor Speed                       1750rpm

   MUD PITS
              Number                            2
              Volume                            750 Bbls
              Electric Agitators                3


                            Page 138 of 141 Pages

                                   Appendix A

   PART II - PERSONNEL AND SERVICES TO BE FURNISHED BY CONTRACTOR

   1. Transportation of Contractors Items (other than the Rig and associated equipment), personnel and their families.

   2. Accommodation of Contractor's personnel at rig site. 3. All medical services for Contractors personnel and their families and first aid medical
   attention at the rig site.

   4. Heated and air conditioned accommodation, housekeeping services and supplies and messing at the rig site for Contractor's personnel.

   5. Drill pipe inspection in accord with API-IADC classification standards, with Contractor to pay for said inspection in the proportion that the rejected pipe bears to the total pipe inspected.

   6. Assistance in all service performed by service companies used in the operations in so far as can be done with Contractors personnel during the regular working hours, except in the case of emergencies, when the regular working hours will not necessarily be adhered to.
   7. Contractor employees to be furnished by Contractor.

                                                  Number Furnished

   Toolpusher (2 weeks on/2 weeks off) 1 Tour Pusher (12 hrs on/12 hrs off and 2 weeks on/2 weeks off) 2 Welder w/welding truck (2 weeks on/2 weeks off) 1 for 2 rigs Mechanic w/tools (2 weeks on/2 weeks off) 1 for 2 rigs

   Work schedules may vary according to need but will not exceed a two week tour.
   8. Personnel to be furnished to Contractor through a Mexican Labor contractor to be designated by Operator pursuant to Section 302 of the Contract with transportation included:

   Driller                                                       1
   Derrickman                                                    1
   Floorman                                                      2
   Motorman                                                      1

                                   Appendix A

   PART III - EQUIPMENT, MATERIALS AND SERVICES TO BE FURNISHED BY OPERATOR

   1 . Drilling permit(s).
   2. Drilling site, surveyed, and marked and cleared of obstructions, including digging of cellar and cementing same, digging reserve pit.
   3. Any required transportation for Operator's Items and personnel. 4. Transfer at Operator's base of any and all materials and equipment of
Operator onto and from the transport vehicle.

                            Page 139 of 141 Pages

   5. All electric well logging services and equipment, including string shot and back-off equipment.
   6. All cementing services.
   7. Mud engineer, if required (but Contractor will carry out routine mud testing and treatment).
   8. Mud logging service, if required. 9. Any geological service.
   10. Programmed direction drilling service engineer and special equipment. 11. Drilling water, at the drilling site.
   12. All bits.
   13. All casing, tubing and attachments. 14. All cement and additives.
   15. All Mud, chemicals and additives, including pallets if applicable.
   16. All fuel for use on the Drilling rig, in Contractor's camp and in Contractor's vehicles.
   17. Well test unit and associated equipment for production testing, including labor to install.
   18. Any drill pipe and drill collars, Kellys or subs in addition to those furnished by Contractor under Part 1 of this Appendix "A", including required handling tools.
   19. Stabilizers, hole openers, reamers and centralizers.
   20. Drill stem testing equipment, if required.
   21. All radio and telex equipment other than that to be furnished by Contractor (including assistance in obtaining licenses for Contractor's radios).
   22. Office space and warehouse for Contractor, including basic furnishings.
   23. Any special equipment or services needed for well completion.
   24. Any required coring equipment.
   25. Move Rig from Levelland, Texas to first drilling location in central Borgus area of Mexico.
   26. Provide all necessary documentation & permits for transportation into Mexico.
   27. Provide all necessary documentation & permits for transporting Rig out of Mexico at end of contract.
   28. Move Rig and all of Contractor's equipment from location to location. 29. Move Rig from central Borgus area of Mexico to Levelland, Texas at end of contract.
   30. Import duties, fees and other expenses for importing Rig into and out of Mexico.
   31. Septic system for housing on location. 32. Fresh water (potable water) for housing on location.
   33. Forklift & Backhoe.
   34. Carry out and undertake an and all actions, process and procedures as required for transportation, importation and exportation of Contractor's items into, and out of Mexico, as per Contractor's instructions.

                                 Appendix B - I

   INSURANCE REQUIREMENTS

   A.Insurance for Personnel

   Any insurance covering personnel in accordance with the governing law of the jurisdiction where the work is performed or in accordance with applicable laws of other countries, covering those persons employed by Contractor or its subcontractors for work to be performed hereunder whose employment may be subject to such laws, during the period such persons are so engaged.

   B.Comprehensive General Liability


                            Page 140 of 141 Pages

   Comprehensive General Liability Insurance covering all operations of Contractor, including, among other risks, the contractual liability herein assumed by Contractor, with a combined single limit of $10,000,000 for bodily injury and property damage liability in any one occurrence.

   C.Automobile Liability

   Automobile Liability Insurance in accordance with any local legislation on all owned, nonowned, and hired vehicles used in connection with the work hereunder, with limit of US $250,000 for any one occurrence.

   D.Physical Damage Insurance

   On the Drilling Rig and its equipment to its extent of value during all operations under this
   Contract including moves within the operating area.

   E.Other

   Adequate insurance on Contractor's stores, materials and equipment, including coverage during transportation.



                            Page 141 of 141 Pages