Form 10-Q
period 1999-02-28
NORTON DRILLING SERVICES INC
filed 1999-04-19
CIK 806850

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



(Mark One)                          FORM 10-Q


    [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


              For the Quarterly Period Ended February 28, 1999

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


                Class                         Outstanding at April 1, 1999
Common stock, par value $.01 per share                4,934,321 shares




                                1 of 14 Pages

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

    Unaudited Consolidated Statements of Operations......................4

    Unaudited Consolidated Statements of Stockholders' Equity............5

    Unaudited Consolidated Statements of Cash Flows......................6

    Notes to Consolidated Financial Statements...........................8

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations...................................................10

Part II - Other Information ............................................13

Item 1. Legal Proceedings ..............................................13

Item 6. Exhibits and Reports on Form 8-K................................13

Signatures .............................................................14



























                                2 of 14 Pages

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
   The  following   financial   statements  include  all  adjustments  which  in
managements' opinion are necessary in order to make the financial statements not misleading.

                   NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                       February 28,    November 30,
                                                           1999            1998
                                                       ------------    -----------
Current assets:
   Cash and cash equivalents                            $    99,754    $   172,321
   Accounts receivable, trade, less allowance for
     doubtful accounts of $178,477 at both periods        6,394,819      5,986,231
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                      138,956        534,557
   Prepaid expenses and other current assets                219,335        352,677
                                                        -----------    -----------
           Total current assets                           6,852,864      7,045,786
                                                        -----------    -----------
Property and equipment, at cost, net of
   accumulated depreciation                              10,911,748     11,581,332
Goodwill, net of accumulated amortization                 1,197,992      1,221,807
Note receivable, net of current maturities                   25,000         25,000
Security deposits                                           128,991        128,991
                                                        -----------    -----------
           Total assets                                 $19,116,595    $20,002,916
                                                        ===========    ===========
Current liabilities:
   Current maturities of notes payable                  $ 3,017,549    $ 3,156,410
   Accounts payable                                       1,928,419      1,890,752
   Accrued expenses and other current liabilities         1,350,918      1,817,321
   Net liabilities of discontinued operations                79,676         83,615
                                                        -----------    -----------
           Total current liabilities                      6,376,562      6,948,098
                                                        -----------    -----------
Long-term liabilities
   Notes payable, less current maturities                 3,243,245      3,404,495
   Deferred income taxes                                  1,014,859      1,014,859
                                                        -----------    -----------
           Total long-term liabilities                    4,258,104      4,419,354
                                                        -----------    -----------
Commitments and contingencies                                   - -            - -

Stockholders' equity:
   Common stock-par value $.01;
     authorized-100,000,000 shares;
     issued-5,177,260 shares
     outstanding-4,934,321 shares                           258,863        258,863
   Additional paid-in capital                            10,535,754     10,535,754
   Accumulated deficit                                  ( 2,076,490)   ( 1,922,955)
                                                        -----------    -----------
                                                          8,718,127      8,871,662
   Less treasury stock, at cost                         (   236,198)   (   236,198)
                                                        -----------    -----------
           Total stockholders' equity                     8,481,929      8,635,464
                                                        -----------    -----------
           Total liabilities and stockholders' equity   $19,116,595    $20,002,916
                                                        ===========    ===========





     The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                  3 of 14 Pages


                  NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      For the three months ended
                                                      --------------------------
                                                      February 28,  February 28,
                                                          1999          1998
                                                      ------------  ------------
Operating revenues:
  Contract drilling revenues                          $ 5,096,145   $ 9,507,887
  Other                                                    47,604         2,122
                                                      -----------   -----------
      Total operating revenues                          5,143,749     9,510,009
                                                      -----------   -----------
Operating costs and expenses:
  Direct drilling costs                                 4,011,573     7,066,484
  General and administrative                              443,956       454,880
  Depreciation, depletion and amortization                773,080       750,029
  Other                                                       - -         2,843
                                                      -----------   -----------
      Total operating costs and expenses                5,228,609     8,274,236
                                                      -----------   -----------
      Operating income (loss)                          (   84,860)    1,235,773
                                                      -----------   -----------
Other income (expense):
  Net gain (loss) on sale of assets                    (    1,740)      211,856
  Interest expense                                     (  144,560)  (   123,332)
  Interest income                                             521           - -
  Other income                                             24,404           - -
                                                      -----------   -----------
      Total other income (expense), net                (  121,375)       88,524
                                                      -----------   -----------
Income (loss) before provision for income taxes        (  206,235)    1,324,297

Income tax expense (benefit)                           (   52,700)      499,900
                                                      -----------   -----------
Net income (loss)                                     $(  153,535)  $   824,397
                                                      ===========   ===========

Per share data:
  Basic
    Net income (loss)                                    $(0.03)          $0.17
                                                         ======           =====
  Diluted
    Net income (loss)                                    $(0.03)          $0.16
                                                         ======           =====
Weighted average number of common shares outstanding
   Basic                                                4,934,321      4,927,563
                                                        =========      =========
   Diluted                                              4,934,321      5,035,296
                                                        =========      =========





         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                              4 of 14 Pages


                     NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                        Common Stock           Treasury Stock
                                    --------------------     --------------------
                                     Shares    Par Value       Shares      Cost
                                    ---------  ---------     --------  ----------
Balance, November 30, 1997          5,168,360   $ 258,418     241,091  $(224,627)

Exercise of stock options                 600          30         - -        - -

Net income for the three months
  ended February 28, 1998                 - -         - -         - -        - -
                                    ---------   ---------     -------  ---------
Balance, February 28, 1998          5,168,960   $ 258,448     241,094  $(224,627)
                                    =========   =========     =======  =========

Balance, November 30, 1998          5,177,260   $ 258,863     242,939  $(236,198)

Net loss for the three months
  ended February 28, 1999                 - -         - -         - -        - -
                                    ---------   ---------     -------  ---------
Balance, February 28, 1999          5,177,260   $ 258,863     242,939  $(236,198)
                                    =========   =========     =======  =========


                                       Additional                        Total
                                       Paid-in       Accumulated    Stockholders'
                                       Capital         Deficit          Equity
                                     -----------     -----------    -------------
Balance, November 30, 1997           $10,518,132     $(2,750,294)    $ 7,801,629

Exercise of stock options                  1,188             - -           1,218

Net income for the three months
  ended February 28, 1998                    - -         824,397         824,397
                                     -----------     -----------     -----------
Balance, February 28, 1998           $10,519,320     $(1,925,897)    $ 8,627,244
                                     ===========     ===========     ===========

Balance, November 30, 1998           $10,535,754     $(1,922,955)    $ 8,635,464

Net loss for the three months
  ended February 28, 1999                    - -      (  153,535)     (  153,535)
                                     -----------     -----------     -----------
Balance, February 28, 1999           $10,535,754     $(2,076,490)    $ 8,481,929
                                     ===========     ===========     ===========














              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                                5 of 14 Pages


               NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                       For the three months ended
                                                       --------------------------
                                                       February 28,    February 28,
                                                           1999            1998
                                                       ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                     $(  153,535)    $   824,397
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation, depletion and amortization               773,080         750,029
     (Gain) loss on sale of assets                            1,740      (  211,856)
     Deferred income tax expense                                - -         309,779
  Increase (decrease) in cash flows as a result
     of changes in operating asset and liability
     account balances:
     Increase in accounts receivable-trade               (  408,588)     (  624,641)
     Decrease in net costs and estimated
      earnings in excess of billings on uncompleted
      contracts                                             395,601         316,418
     Decrease in prepaid expenses and other
      current assets                                        133,342         111,071
     Increase in accounts payable                            37,667          76,989
     Decrease in accrued expenses and other current
      liabilities                                        (  466,403)     (  429,056)
                                                        -----------     -----------
     Net cash provided by continuing operations             312,904       1,123,130
     Net cash used in discontinued operations            (    3,939)     (    8,696)
                                                        -----------     -----------
     Net cash provided by operating activities              308,965       1,114,434
                                                        -----------     -----------
Cash flows from investing activities:
  Collections on note receivable                                - -           5,276
  Proceeds from sale of property and equipment               25,607         246,707
  Acquisition of property and equipment                  (  107,128)     (  664,221)
                                                        -----------     -----------
     Net cash used in investing activities               (   81,421)     (  412,238)
                                                        -----------     -----------
Cash flows from financing activities:
  Proceeds from notes payable                                   - -       4,114,754
  Repayments of revolving line of credit, net            (   50,000)     (1,465,000)
  Repayments of notes payable                            (  250,111)     (3,368,777)
  Exercise of stock options                                     - -           1,218
                                                        -----------     -----------
     Net cash used in financing activities               (  300,111)     (  717,808)
                                                        -----------     -----------
     Net decrease in cash and cash equivalents           (   72,567)     (   15,609)

Cash and cash equivalents at beginning of period            172,321         277,097
                                                        -----------     -----------
Cash and cash equivalents at end of period              $    99,754     $   261,488
                                                        ===========     ===========





                                   (Continued)

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.


                                6 of 14 Pages


                    NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)
                                                         For the three months ended
                                                        ---------------------------
                                                        February 28,   February 28,
                                                            1999           1998
                                                        ------------   ------------
Supplemental disclosures of cash flows information:
  Cash paid during the period:

     Interest                                            $  144,560     $   162,332
                                                         ==========     ===========
     Income taxes                                        $      - -     $   479,457
                                                         ==========     ===========

  Supplemental Schedule of Non-cash Investing and Financing Activities:

   During the periods ending February 28, 1999 and February 28, 1998, we acquired property and equipment in connection with borrowings in the amounts of $-0- and $51,546, respectively.






































              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.



                                  7 of 14 Pages

               NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)


1. PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

   In our opinion, the accompanying consolidated balance sheet as of February 28, 1999 and the condensed consolidated statements of operations, stockholders' equity, and cash flows for the three months ended February 28, 1999 and February 28, 1998 include all adjustments (consisting only of normal recurring adjustments and accruals) considered necessary to present fairly the financial position as of February 28, 1999, and the results of operations and cash flows for the three months ended February 28, 1999 and February 28, 1998. The accompanying consolidated balance sheet as of November 30, 1998 is presented herein as unaudited, inasmuch as such balance sheet was prepared from the balance sheet set forth in the audited consolidated financial statements and does not reflect all disclosures and footnotes contained in those audited consolidated financial statements.

   The results of operations for the three months ended February 28, 1999 are not necessarily indicative of the results of operations for the entire year.

2. INCOME PER COMMON SHARE

   Basic earnings per share ("EPS") has been computed using the weighted average number of common shares outstanding during the three month periods ending February 28, 1999 and February 29, 1998.

   Diluted EPS has been computed based on the weighted average number of common shares outstanding during the three month periods ending February 28, 1999 and February 28, 1998 and on the net additional number of shares which would be issuable upon the exercise of stock options, assuming that we used the proceeds received to purchase additional shares at market value.

   A reconciliation of the denominator of the Basic EPS calculation to that used to determine Diluted EPS is as follows:

                                                  For the three months
                                                    ended February 28,
                                                ------------------------
                                                   1999          1998
                                                ---------      ---------
Weighted average shares outstanding:
   Basic                                        4,934,321      4,927,563
   Add:
       Additional shares issuable upon exercise
         of stock options                             - -        107,733
                                                ---------      ---------
         Diluted                                4,934,321      5,035,296
                                                =========      =========

3. STOCK OPTIONS

    On February 6, 1998, the compensation committee of our board of directors awarded options to purchase 150,400 shares of our common stock at $7.50 per share under our 1998 Stock Option Plan. The Board of Directors approved these awards at its meeting on February 24, 1998. These options were awarded to various employees of Norton. No compensation cost was recorded in connection with this award.




                               8 of 14 Pages

4. NOTES PAYABLE

    Norton Drilling Company ("Norton") entered into two borrowing arrangements with a bank on February 17, 1998. The first was a demand note payable in the amount of $4,500,000. This note bears interest at 2.0% above the Wall Street Journal prime rate and calls for monthly payments of $53,750 plus accrued interest beginning March 1, 1998 through maturity on February 1, 2005. On April 1, 1999, the bank agreed to waive principal payments on this note for the months of April, May and June 1999.

    The second arrangement was a revolving line of credit with a borrowing facility of $3,000,000. This line of credit requires monthly payments of interest only at 1.0% above the Wall Street Journal prime rate with remaining principal and interest due at maturity on April 1, 1999. On April 1, 1999, the maturity date on this revolving line of credit was extended to July 1, 1999.

    Both of the above notes are collateralized by accounts receivable and general intangibles as well as sixteen drilling rigs and related equipment. In addition a master loan agreement was entered into with this bank which contains certain restrictive covenants.




































                               9 of 14 Pages

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

   As of February 28, 1999, we had working capital of approximately $476,000 and cash and cash equivalents of approximately $100,000 as compared to working capital of approximately $98,000 and cash and cash equivalents of approximately $172,000 at November 30, 1998. For the three months ending February 28, 1999, operations provided approximately $309,000 in cash flows and our financing activities used approximately $300,000. For the three months ended February 28, 1998, operations provided approximately $1,114,000 in cash flows and our financing activities used approximately $718,000. The use of funds in the three month period ending February 28, 1999 was mainly attributable to the repayments of notes payable. The use of funds in the three month period ending February 28, 1998 was mainly attributable to the repayment of notes payable and the revolving line of credit.

   Significant expenditures of Norton Drilling Services, Inc. ("NDSI") primarily consist of Norton Drilling Company's (the "Drilling Segment") continual acquisition of replacement drilling equipment, such as drill collars, drill pipe, engines and transportation equipment to adequately maintain the operating status of the drilling fleet. Such expenditures for the three months ending February 28, 1999 and February 28, 1998, approximate $107,000 and $664,000, respectively. Capital expenditures decreased in the current three month period as compared to the three month period in the prior year due to the decrease in demand for drilling services. The Drilling Segment anticipates minimal capital expenditures for fiscal 1999 to be funded from existing bank credit lines and cash flows from operations. Due to numerous uncertainties regarding the availability, price and delivery of certain drilling equipment, our anticipated level of capital expenditures may fluctuate commensurate with the volatility of the industry.

   We believe that cash flows from operations and borrowings should be sufficient to fund operations and adequately service our debt for the next twelve months. The risks associated with the oil and gas industry, such as the volatility of oil and gas prices, could adversely affect our operations.

   Comparison of the three months ended February 28, 1999 and February
28, 1998

     For the three months ended February 28, 1999 contract drilling revenues were approximately $5,096,000 as compared to approximately $9,508,000 for the three months ended February 28, 1998, a decrease of approximately $4,412,000 or 46.4%. Average rig utilization was 43.6% in the three months ended February 28, 1999 compared to 92.2% in the three months ended February 28, 1998. The decrease in drilling revenues was due to a decrease in drilling rig utilization and a decrease in rig rates.

   Direct drilling costs for the three months ended February 28, 1999 were approximately $4,012,000 or 78.7% of contract drilling revenues as compared to $7,066,000 or 74.3% of contract drilling revenues for the three months ended February 28, 1998. The decrease in costs was attributable to the decrease in the number of rigs which Norton was operating. The increase in the percentage of direct drilling costs to contract drilling revenues was due to the decrease in the amount that Norton was able to charge for the use of its rigs.

   General and administrative expenses were approximately $444,000 for the three months ended February 28, 1999 as compared to approximately $455,000 for the three months ended February 28, 1998.


                              10 of 14 Pages

   Interest expense was approximately $145,000 and $123,000 in the three months ended February 28, 1999 and February 28, 1998, respectively. The increase in interest expense was due to an increase in borrowings over the past year.

   In the three months ended February 28, 1999, loss before income taxes was approximately $206,000 as compared to income of approximately $1,324,000 in the three months ended February 28, 1998. The decrease in net income was due mainly to decreased drilling revenues.

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

   As the result of lower crude oil prices, we have experienced a reduction in drilling activity. This reduction adversely impacted our revenues and net income for the three months ended February 28, 1999 and is expected to similarly impact our results of operations until crude oil prices increase to a level substantially above the current prices and remain at such a level for an extended period of time.

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

                              11 of 14 Pages

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

Impact of Inflation

   While subject to inflation, our business was not adversely impacted by inflation during the three month periods ended February 28, 1999 and 1998 in any material respect. We do not believe that inflation will have a material impact on our business in the near future.

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

                              12 of 14 Pages
liquidity; financing of operations; continued volatility of oil and natural gas prices; estimates of, and budgets for, capital expenditures for modifications and upgrades to certain of the Company's drilling rigs and for maintenance of its contract drilling fleet during fiscal year 1998; sources and sufficiency of funds required for immediate capital needs; and such other matters. The words "believes," "plans," "intends," "expected" or "budgeted" and similar expressions identify forward-looking statements. The forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. The Company does not undertake to update, revise or correct any of the forward-looking information. Factors that could cause actual results to differ materially from the Company's expectations expressed in the forward-looking statements include, but are not limited to, the following: intense competition in the contract drilling industry; volatility of oil and natural gas prices; market conditions for contract drilling services; continuation of severe drill-pipe shortage; operational risks (such as blow outs, fires and loss of production); labor shortage, primarily qualified drilling rig personnel; insurance coverage limitations and requirements; potential liability imposed by government regulation of the contract drilling industry (including environmental regulation); and the substantial capital expenditures required to fund its operations.


PART II-OTHER INFORMATION

Item 1. Legal Proceedings

        NONE

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

   Exhibit No.                      Name


        27     Financial Data Schedule for the period ending
               February 28, 1999

   (b) Reports on Form 8-K

        None


















                              13 of 14 Pages

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NORTON DRILLING SERVICES, INC.


Dated: April 19, 1999      By:/S/ Sherman H. Norton, Jr.
                            Sherman H. Norton, Jr.
                            Chairman of the Board

Dated: April 19, 1999      By:/s/ David W. Ridley
                            David Ridley, Chief Financial Officer
                            (Principal Financial and Accounting Officer)














                                    14 of 14 Pages