Form 10-Q
period 1999-05-31
NORTON DRILLING SERVICES INC
filed 1999-07-15
CIK 806850

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



(Mark One)                          FORM 10-Q


    [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended May 31, 1999

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


                Class                         Outstanding at July 12, 1999
Common stock, par value $.01 per share                4,934,321 shares




                                1 of 17 Pages

               NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES




                                                                      Page No.
PART I - Financial Information:                                       -------

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

    Unaudited Consolidated Statements of Stockholders' Equity............6

    Unaudited Consolidated Statements of Cash Flows......................7

    Notes to Consolidated Financial Statements...........................9

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations...................................................12

Part II - Other Information ............................................16

Item 1. Legal Proceedings ..............................................16

Item 6. Exhibits and Reports on Form 8-K................................16

Signatures .............................................................17




























                                2 of 17 Pages

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
   The following financial statements include all adjustments which in managements' opinion are necessary in order to make the financial statements not misleading.

                   NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                          May 31,      November 30,
                                                           1999            1998
                                                        -----------    ------------

Current assets:
   Cash and cash equivalents                            $   227,713    $   172,321
   Accounts receivable, trade, less allowance for
     doubtful accounts $178,477                           5,877,929      5,986,231
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                      155,353        534,557
   Prepaid expenses and other current assets                600,258        352,677
                                                         ----------    -----------
           Total current assets                           6,861,253      7,045,786

Property and equipment, at cost, net of
   accumulated depreciation                              10,113,031     11,581,332
Goodwill, net of accumulated amortization                 1,174,177      1,221,807
Note receivable, net of current maturities                   20,000         25,000
Security deposits                                           128,991        128,991
                                                        -----------    -----------
           Total assets                                 $18,297,452    $20,002,916
                                                        ===========    ===========

Current liabilities:
   Current maturities of notes payable                  $ 3,556,585    $ 3,156,410
   Accounts payable                                       2,058,954      1,890,752
   Accrued expenses and other current liabilities         1,126,177      1,817,321
   Net liabilities of discontinued operations                58,066         83,615
                                                        -----------    -----------
           Total current liabilities                      6,799,782      6,948,098
                                                        -----------    -----------
Long-term liabilities
   Notes payable, less current maturities                 3,189,495      3,404,495
   Deferred income taxes                                    897,807      1,014,859
                                                         ----------     ----------
           Total long-term liabilities                    4,087,302      4,419,354
                                                         ----------     ----------
Commitments and contingencies                                   - -            - -

Stockholders' equity:
   Common stock-par value $.01;
     authorized-100,000,000 shares;
     issued-5,177,260 shares
     outstanding-4,934,321 shares                           258,863        258,863
   Additional paid-in capital                            10,535,754     10,535,754
   Accumulated deficit                                  ( 3,148,051)   ( 1,922,955)
                                                        -----------    -----------
                                                          7,646,566      8,871,662
   Less treasury stock, at cost                         (   236,198)   (   236,198)
                                                        -----------    -----------
           Total stockholders' equity                     7,410,368      8,635,464
                                                        -----------    -----------
           Total liabilities and stockholders' equity   $18,297,452    $20,002,916
                                                        ===========    ===========







              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                                  3 of 17 Pages


                  NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)


                                    For the six months ended  For the three months ended
                                    ------------------------  --------------------------
                                       May 31,      May 31,       May 31,       May 31,
                                       1999          1998          1999          1998
                                    -----------   -----------   ----------   -----------
Operating revenues:
  Contract drilling revenues        $ 7,461,929   $16,084,866   $2,318,180   $ 6,576,979
  Other                                     - -        12,850          - -        10,728
                                    -----------   -----------   ----------   -----------
  Total operating revenues            7,461,929    16,097,716    2,318,180     6,587,707
                                    -----------   -----------   ----------   -----------
Operating costs and expenses:
  Direct drilling costs               6,410,921    12,680,067    2,399,348     5,613,583
  General and administrative          1,041,310       749,899      597,354       295,019
  Depreciation, depletion and
   amortization                       1,608,091     1,511,878      835,011       761,849
  Other                                     - -         4,077          - -         1,234
                                    -----------   -----------   ----------   -----------
  Total operating costs and expenses  9,060,322    14,945,921    3,831,713     6,671,685
                                    -----------   -----------   ----------   -----------
  Operating income (loss)           ( 1,598,393)    1,151,795   (1,513,533)  (    83,978)
                                    -----------   -----------   ----------   -----------
Other income (expense):
  Net gain on sale of assets             32,275       211,856       34,015           - -
  Interest income                           665         8,502          144         8,502
  Interest expense                  (   292,734)  (   221,560)  (  148,174)  (    98,228)
  Other income                           33,083           - -        8,679           - -
                                    -----------   -----------   ----------   -----------
    Total other income (expense),
          net                       (   226,711)  (     1,202)  (  105,336)  (    89,726)
                                    -----------   -----------   ----------   -----------
Income (loss) before provision for
  income taxes                      ( 1,825,104)    1,150,593   (1,618,869)  (   173,704)
                                    -----------   -----------   ----------   -----------
Income tax expense (benefit)
  Current                           (   482,956)      170,621   (  430,256)  (    19,500)
  Deferred                          (   117,052)      231,179   (  117,052)  (    78,600)
                                    -----------   -----------   ----------   -----------
                                    (   600,008)      401,800   (  547,308)  (    98,100)
                                    -----------   -----------   ----------   -----------
Net income (loss)                   $(1,225,096)  $   748,793  $(1,071,561)  $(   75,604)
                                    ===========   ===========  ===========   ===========


















              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.


                                  4 of 17 Pages


                     NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                   (Continued)

                                    For the six months ended  For the three months ended
                                    ------------------------  --------------------------
                                      May 31,       May 31,       May 31,      May 31,
                                       1999          1998          1999          1998
                                    ---------      ---------      -------      ---------
Per share data:
   Net income (loss)
     Basic                             $(0.25)         $0.15       $(0.22)       $( 0.02)
                                       ======          =====       ======        =======
     Diluted                           $(0.25)         $0.15       $(0.22)       $( 0.02)
                                       ======          =====       ======        =======
Weighted average number of
 common shares outstanding
   Basic                               4,934,321    4,928,560     4,934,321     4,929,536
                                       =========    =========     =========     =========
   Diluted                             4,934,321    5,028,427     4,934,321     4,929,536
                                       =========    =========     =========     =========










































         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                              5 of 17 Pages



                     NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (Unaudited)


                                           Common Stock             Treasury Stock
                                        --------------------      ------------------
                                         Shares    Par Value      Shares      Cost
                                        ---------  ---------      ------- ----------
Balance, November 30, 1997              5,168,360  $258,418       241,090 $(224,627)

Exercise of stock options                   8,900       445         1,849  ( 11,571)

Net income for the six months
   ended May 31, 1998                         - -       - -           - -       - -
                                        ---------  --------       ------- ---------
Balance May 31, 1998                    5,177,260  $258,863       242,939 $(236,198)
                                        =========  ========       ======= =========
Balance November 30, 1998               5,177,260  $258,863       242,939 $(236,198)

Net loss for the six months
   ended May 31, 1999                         - -       - -           - -       - -
                                        ---------  --------       ------- ---------
Balance May 31, 1999                    5,177,260  $258,863       242,939 $(236,198)
                                        =========  ========       ======= =========

                                                          Retained
                                        Additional        Earnings/         Total
                                          Paid-in       (Accumulated   Stockholders'
                                          Capital         Deficit)         Equity
                                       -----------      -----------      ----------
Balance, November 30, 1997             $10,518,132      $(2,750,294)     $7,801,629

Exercise of stock options                   17,622              - -           6,496

Net income for the six months
   ended May 31, 1998                          - -          748,793         748,793
                                       -----------      -----------      ----------
Balance May 31, 1998                   $10,535,754      $(2,001,501)     $8,556,918
                                       ===========      ===========      ==========
Balance November 30, 1998              $10,535,754      $(1,922,955)     $8,635,464

Net loss for the six months
   ended May 31, 1999                          - -       (1,225,096)     (1,225,096)
                                       -----------      -----------      ----------
Balance May 31, 1999                   $10,535,754      $(3,148,051)     $7,410,368
                                       ===========      ===========      ==========
















              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                                  6 of 17 Pages


                     NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                    For the six months ended   For the three months ended
                                    ------------------------   --------------------------
                                        May 31,     May 31,       May 31,       May 31,
                                         1999         1998          1999          1998
                                    -----------   -----------  -----------   -----------

Cash flows from operating activities:
  Net income (loss)                 $(1,225,096)  $   748,793  $(1,071,561)  $(   75,604)
  Adjustments to reconcile net
   income (loss) to net cash provided
    by operating activities:
   Depreciation, depletion and
    amortization                      1,608,091     1,511,878      835,011       761,849
   Bad debt expense                       5,000           - -        5,000           - -
   Gain on sale of assets            (   32,275)   (  211,856)  (   34,015)          - -
   Deferred income tax expense
    (benefit)                        (  117,052)      231,179   (  117,052)   (   78,600)
  Increase (decrease) in cash flows
   as a result of changes in operating
   asset and liability account balances:
  Decrease in accounts receivable
      -trade                            108,302     2,264,517      516,890     2,889,158
  (Increase) decrease in net cost and
      estimated earnings in excess
      of billings on uncompleted
      contracts                         379,204       346,482   (   16,397)       30,064
  (Increase) decrease in prepaid
      expenses and other current
      assets                         (  247,581)       56,048   (  380,923)   (   55,023)
  Increase (decrease) in accounts
      payable                           168,202    (1,105,956)     130,535    (1,182,945)
  Decrease in accrued expenses
      and other current liabilities  (  691,144)   (  596,135)  (  224,741)   (  167,079)
                                     ----------    ----------   ----------    ----------
   Net cash provided by (used in)
      continuing operations          (   44,349)    3,244,950   (  357,253)    2,121,820
    Net cash used in discontinued
     operations                      (   25,549)   (    8,696)  (   21,610)          - -
                                     ----------    ----------   ----------    ----------
    Net cash provided by (used in)
      operating activities           (   69,898)    3,236,254   (  378,863)    2,121,820
                                     ----------    ----------   ----------    ----------
Cash flows from investing activities:
  Collections on note receivable            - -         7,377          - -         2,101
  Proceeds from sale of property
   and equipment                         59,622       246,707       34,015           - -
  Acquisition of property and
   equipment                         (  119,507)   (1,840,069)  (   12,479)   (1,175,848)
                                     ----------    ----------   ----------    ----------
   Net cash used in investing
    activities                       (   59,885)   (1,585,985)      21,536    (1,173,747)
                                     ----------    ----------   ----------    ----------







              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                                  7 of 17 Pages


                      NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   (Continued)

                                    For the six months ended   For the three months ended
                                    -------------------------  --------------------------
                                       May 31,       May 31,      May 31,        May 31,
                                        1999          1998         1999           1998
                                     ----------    ----------   ----------    ----------
Cash flows from financing activities:
   Proceeds from notes payable           13,685     4,500,000       13,685       385,246
   Proceeds from (repayments of)
    revolving line of credit, net       550,000    (1,465,000)     600,000           - -
   Repayments of notes payable       (  378,510)   (3,742,139)  (  128,399)   (  373,362)
   Exercise of stock options                - -         6,496          - -         5,278
                                     ----------    ----------   ----------    ----------
   Net cash provided by (used in)
    financing activities                185,175    (  700,643)     485,286        17,162
                                     ----------    ----------   ----------    ----------
   Net increase in cash and cash
    equivalents                          55,392       949,626      127,959       965,235

Cash and cash equivalents at
    beginning of period                 172,321       277,097       99,754       261,488
                                     ----------    ----------   ----------    ----------
Cash and cash equivalents at
    end of period                    $  227,713    $1,226,723   $  227,713    $1,226,723
                                     ==========    ==========   ==========    ==========


Supplemental disclosures of cash flows information: Cash paid during the period:
    Interest                          $ 292,734     $ 238,945    $ 148,174    $   56,237
                                      =========     =========    =========    ==========
    Income taxes                      $  11,395     $  21,066    $  11,395    $  142,775
                                      =========     =========    =========    ==========

   Supplemental Schedule of Non-cash Investing and Financing Activities:

During the periods ending May 31, 1999 and 1998, we acquired property and equipment in connection with capital lease arrangements in the amount of $-0-and $51,546, respectively.



















              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.


                                  8 of 17 Pages

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

   In our opinion, the accompanying consolidated balance sheet as of May 31, 1999 and the condensed consolidated statements of operations, stockholders' equity, and cash flows for the three and six months ended May 31, 1999 and 1998 include all adjustments (consisting only of normal recurring adjustments and accruals) considered necessary to present fairly the financial position as of May 31, 1999, the results of operations and cash flows for the three and six months ended May 31, 1999 and 1998. The accompanying consolidated balance sheet as of November 30, 1998 is presented herein as unaudited, inasmuch as such balance sheet was prepared from the balance sheet set forth in the audited consolidated financial statements and does not reflect all disclosures and footnotes contained in those audited consolidated financial statements.

   The results of operations for the three and six months ended May 31, 1999 are not necessarily indicative of the results of operations for the entire year.

2. EARNINGS PER SHARE

   Earnings per share and the weighted average number of common shares outstanding for all periods presented and as otherwise indicated herein, reflect a one-for-five reverse split of our common stock effected in January 1999.

   Basic earnings per share ("EPS") has been computed using the weighted average number of common shares outstanding during the three and six month periods ending May 31, 1999 and 1998.

   Diluted EPS has been computed based on the weighted average number of common shares outstanding during the three and six month periods ending May 31, 1999 and 1998, and on the net additional number of shares which would be issuable upon the exercise of stock options, assuming that we used the proceeds received to purchase additional shares at market value.

   A reconciliation of the denominator of the Basic EPS calculation to that used to determine Diluted EPS is as follows:

                            For the six months ended  For the three months ended
                            ------------------------- --------------------------
                              May 31,       May 31,      May 31,        May 31,
                               1999          1998         1999           1998
                            -----------   ----------- ------------   -----------
Weighted average shares
 outstanding:
   Basic                      4,934,321     4,928,560    4,934,321     4,929,536
   Add:
     Additional shares
      issuable upon
      exercise of stock
      options and warrants          - -        99,867          - -           - -
                              ---------     ---------    ---------     ---------
     Diluted                  4,934,321     5,028,427    4,934,321     4,929,536
                              =========     =========    =========     =========

                                  9 of 17 Pages

                 NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                   (CONTINUED)


3. STOCK OPTIONS

    On February 6, 1998, the compensation committee of our board of directors issued options to purchase 152,440 shares of our common stock at $7.50 per share under our 1997 Stock Option Plan. The board of directors approved these options at its meeting on May 24, 1998. These options were awarded to various employees of Norton.

    On April 14, 1998, our board of directors issued options to purchase 12,000 shares of our common stock to three of our directors in accordance with our 1997 Stock Option Plan at an exercise price of $6.00 per share.

    On September 11, 1998, our board of directors issued an option to purchase 2,000 shares of our common stock to an employee in accordance with our 1997 Stock Option Plan at an exercise price of $3.30 per share.

    On April 26,1999, our board of directors issued options to purchase 30,000 shares of our common stock to three of our directors in accordance with our 1997 Stock Option Plan at an exercise price of $2.63 per share. At this same time they issued options to purchase 228,000 shares of our common stock to two other of our directors/officers at an exercise price of $2.63 per share. No compensation costs were recorded in connection with any of these options.

4. NOTES PAYABLE

    Norton Drilling Company entered into two borrowing arrangements with a bank on February 17, 1998. The first was a demand note payable in the amount of $4,500,000. This note bears interest at 2.0% above the Wall Street Journal prime rate and calls for monthly payments of $53,750 plus accrued interest beginning March 1, 1998 through maturity on February 1, 2005. On April 1, 1999, the bank agreed to waive principal payments on this note for the months of April, May and June 1999. In July the bank also waived the principal payment due on this arrangement for the month of July and waived the covenant with which Norton was not in compliance.

    The second arrangement is a revolving line of credit with a borrowing facility of $3,000,000. This line of credit requires monthly payments of interest only at 1.0% above the Wall Street Journal prime rate with remaining principal and interest due at maturity on April 1, 1999. On April 1, 1999, the maturity date on this revolving line of credit was extended to July 1, 1999. On July 1, 1999, this arrangement was renewed and the maturity date was extended to August 1, 1999.

    On May 13, 1999, Norton Drilling Company entered into another borrowing arrangement with a bank for an additional revolving line of credit with a borrowing facility of $600,000. This line of credit requires monthly payments of interest only at 1.5% above the Wall Street Journal prime rate with remaining principal and interest due at maturity on July 1, 1999. On July 1, 1999, this arrangement was renewed and increased to $1,100,000 with the maturity date extended to August 1, 1999 and interest increased to 2.0% above the Wall Street Journal prime rate.

    All of the above notes are collateralized by accounts receivable and general intangibles as well as thirteen drilling rigs and related equipment.In addition, a master loan agreement was entered into with this bank which contains certain restrictive covenants.

                                 10 of 17 Pages

                 NORTON DRILLING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                   (CONTINUED)

5. INCOME TAXES

    The effective income tax rate varies from the Federal staturory rate for the three and six month periods ended May 31, 1999 and 1998 due to differences in the calculations of and deductibility of items for book purposes versus tax purposes.

6. RECENT ACCOUNTING STANDARDS

    We adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" during the quarter ended February 28, 1999. We had no components of other comprehensive income (loss) such that the comprehensive income (loss) is the same as net income (loss) for the three and six month periods ended May 31, 1999 and 1998.

7. MERGER AGREEMENT

    On April 26, 1999, we signed an agreement with UTI Energy Corp. ("UTI") relating to a proposed merger of a wholly-owned subsidiary of UTI with and into Norton Drilling Services, Inc. Under the terms of the merger, UTI will issue to our stockholders .2631579 of a share of UTI common stock in exchange for each share of our common stock they own. A meeting of our stockholders will be held on July 26, 1999 to vote on the proposed merger.

8. CONTINGENCIES

     As part of an agreement entered into in August, 1995 between our discontinued Nursery Segment, ourselves, a third party purchaser and a secured creditor, the purchaser was required to repay the outstanding balance of a mortgage note in the original amount of $2,128,000 which was collateralized by the segment's real property. In July 1998, the purchaser ceased making payments on the obligation and filed for protection under the U.S. Bankruptcy code. In February 1999, the secured creditor named us as a defendant in a legal proceeding to collect payment for all amounts due. We had guaranteed the indebtedness relation to the note executed by the discontiued Nursery Segment. As of July 1, 1999, the full amount claimed to be due under the guaranty is listed as approximately $1,900,000. This amount has not been recognized on our books as of May 31, 1999, due to our belief that such amounts will not ultimately be paid by us.

    In the three month period ended May 31, 1999, certain amounts which were billable under the terms of the contract in Mexico were not recognized as revenues. These amounts relate to demobilization and contract termination fees due to Norton upon cancellation of the contract by the customer. The amounts were not recognized due to the uncertainty of the ultimate collectibility of the amounts. The amount of these fees not recognized totaled approximately $2,848,000.








                                 11 of 17 Pages

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

   As of May 31, 1999, we had working capital of approximately $61,000 and cash and cash equivalents of approximately $228,000 as compared to working capital of approximately $61,000 and cash and cash equivalents of approximately $172,000 at November 30, 1998. For the six months ended May 31, 1999, operations used approximately $70,000 in cash flows and our financing activities provided approximately $185,000 of cash flows. For the six months ending May 31, 1998, operations provided approximately $3,236,000 in cash flows and we used approximately $701,000 of cash flows in our financing activities. Funds provided in the six month period ending May 31, 1999 were approximately $55,000 and came mainly from financing activities. Funds provided in the six month period ending May 31, 1998 were approximately $950,000 and came mainly from operations.

   Significant expenditures of NDSI primarily consist of Norton's continual acquisition of replacement drilling equipment, such as drill collars, drill pipe, engines and transportation equipment to adequately maintain the operating status of the drilling fleet. Such expenditures for the six months ending May 31, 1999 and 1998, approximate $120,000 and $1,840,000, respectively. We anticipate minimal capital expenditures for fiscal 1999 to be funded from existing bank credit lines and cash flows from operations. Due to numerous uncertainties regarding the availability, price and delivery of certain drilling equipment, our anticipated level of capital expenditures may fluctuate commensurate with the volatility of the industry.

   We believe that cash flows from operations and borrowings will not be sufficient to fund operations and adequately service our debt for the next twelve months. However, on April 26, 1999, we signed an agreement with UTI Energy, Inc. which proposes the merger of a wholly-owned subsidiary of theirs with and into Norton Drilling Services, Inc. We believe that subsequent to the consummation of the proposed merger, all borrowings from our primary bank will be paid off in full and we will thereafter have sufficient funds to allow us to continue operating for the next twelve months.

   The risks associated with the oil and gas industry, such as the volatility of oil and gas prices, could adversely affect our operations.

   Comparison of the Six Months Ended May 31, 1999 and 1998

   For the six months ended May 31, 1999, total operating revenues were approximately $7,462,000 as compared to approximately $16,098,000 for the six months ended May 31, 1998, a decrease of $8,636,000 or 53.6%. Average rig utilization was 35.4% in the six months ended May 31, 1999 compared to 77.9% in the six months ended May 31, 1998. The decrease in drilling revenues was due to the decrease in rig utilization.

   Direct   drilling  costs  for  the  six  months  ended  May  31,  1999,  were approximately $6,411,000 or 85.9% of operating revenues as compared to $12,680,000 or 78.8% of operating revenues for the six months ended May 31, 1998. The decrease in the dollar amount of the costs was due to a decrease in rig utilization and the increase in the percentage was due to drilling rates which have fallen more than our associated costs of drilling.

   General and administrative expenses were approximately $1,041,000 for the six months ended May 31, 1999 as compared to approximately $750,000 for the six months ended May 31, 1998. The increase in general and

                              12 of 17 Pages
administrative expenses was due to increases in legal and professional fees in connection with our proposed merger with UTI and costs associated with our Mexico operations which we did not have in the prior year.

   Depreciation, depletion and amortization for the six months ended May 31, 1999 and 1998 was approximately $1,608,000 and $1,511,000, respectively. The increase was due to the large amount of capital expenditures made in fiscal year 1998.

   Interest expense was approximately $293,000 and $222,000 in the six months ended May 31, 1999 and 1998, respectively. The increase in interest expense was due to increases in short-term borrowings.

   Income taxes for the six months ended May 31, 1999 were a credit of approximately $600,000 as compared to a charge of approximately $402,000 in the six months ended May 31, 1998. The change was due to us having net taxable income in the prior year and a net taxable loss in the current year.

   In the six months ended May 31, 1999, net loss was approximately $1,225,000 as compared to net income of approximately $749,000 in the six months ended May 31, 1998. The increase in loss was due to decreased revenues increases in general and administrative costs.

   Comparison of the three months ended May 31, 1999 and 1998

   For the three months ended May 31, 1999 total operating revenues were approximately $2,318,000 as compared to approximately $6,588,000 for the three months ended May 31, 1998, a decrease of approximately $4,270,000 or 64.8%. Average rig utilization was 24.8% in the three months ended May 31, 1999 compared to 63.6% in the three months ended May 31, 1998. The decrease in drilling revenues was due to the decrease in drilling rig utilization and a decrease in the rates we were getting for our rigs.

   Direct drilling costs for the three months ended May 31, 1999 were approximately $2,399,000 or 103.5% of operating revenues as compared to approximately $5,614,000 or 85.2% of contract drilling revenues for the three months ended May 31, 1998. The increase in direct drilling costs as a percent of revenues was due to the rates which Norton was able to get for the use of its drilling rigs falling more than the associated costs of operating the rigs. The decrease in the dollar amount of the costs was due to a decrease in rig utilization.

   General and administrative expenses were approximately $597,000 for the three months ended May 31, 1999 as compared to approximately $295,000 for the three months ended May 31, 1998. The increase in general and administrative expenses was due to increases in legal and professional fees in connection with our proposed merger with UTI and costs associated with our Mexico operations which we did not have in the prior year.

   Depreciation, depletion and amortization for the three months ended May 31, 1999 and 1998 was approximately $835,000 and $762,000, respectively. The increase was due to the large amount of capital expenditures made in fiscal year 1998.

   Interest expense was approximately $148,000 and $98,000 in the three months ended May 31, 1999 and 1998, respectively. The increase in interest expense was due to increases in short-term borrowings.

   In the three months ended May 31, 1998, net loss was approximately $1,072,000 as compared to net loss of approximately $76,000 in the three months ended May 31, 1998. The increase in loss was due to decreased revenues and increases in general and administrative costs.


                              13 of 17 Pages

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

   The price of oil rose to a six-year high of $25.75 per barrel in January 1997, and fell to a ten-year low of $11.00 per barrel in March 1998, and have not recovered substantially since then. These low oil prices have adversely impacted our operations. Should oil prices remain at these levels or continue to decline or natural gas prices decline, our operations could be further adversely affected.

   As the result of lower crude oil prices and the cancellation of a drilling contract in Mexico, we have experienced a reduction in drilling activity. This reduction adversely impacted our revenues and net income for the quarter ended May 31, 1999 and is expected to similarly impact our results of operations until crude oil prices increase to a level substantially above the current prices and remain at such a level for an extended period of time.

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

   The FASB issued SFAS No. 133,  "Accounting  for  Derivative  Instruments  and
Hedging Activities" in June 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and will be effective for us at the beginning of our fiscal quarter ending May 29, 2000. The provisions of this new standard are not expected to have a material impact to us.

                              14 of 17 Pages

Impact of Inflation

   While subject to inflation, our business was not adversely impacted by inflation during the three and six month periods ended May 31, 1999 and 1998 in any material respect. We do not believe that inflation will have a material impact on our business in the near future.

Year 2000

   During 1997 we began evaluating computer systems to identify those which could be affected by the Year 2000 issue. The "Year 2000 issue" is whether our computer systems will properly recognize date sensitive information when the year changes to 2000 or "00". Programs that were not designed to properly recognize such dates could generate erroneous data or cause a system to fail. We reviewed our computer systems and identified those systems that were not year 2000 compliant.

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

   The failure to correct a material year 2000 problem could result in interruptions or failures of our normal business activities or operations. Such failures could materially and adversely affect our results of operations, liquidity and financial condition. Due to the uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of our customers and vendors, we are unable to determine at this time whether the consequences of year 2000 failures will have a material impact on our results of operations, liquidity or financial condition. We believe that with the completion of upgrading our computer systems and the review of the status of our customers and vendors year 2000 readiness, the possibility of significant interruptions of normal operations should be reduced.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

   "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this report contains forward-looking statements which are made pursuant to the "safe harbor" provisions of The Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to: liquidity; financing of operations; continued volatility of oil and natural gas prices; estimates of, and budgets for, capital expenditures for modifications and upgrades to certain of the Company's drilling rigs and for maintenance of its contract drilling fleet during fiscal year 1997; sources and sufficiency of funds required for immediate capital needs; and such other matters. The words "believes," "plans," "intends," "expected" or "budgeted" and similar expressions identify forward-looking statements. The forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the

                              15 of 17 Pages
circumstances. The Company does not undertake to update, revise or correct any of the forward-looking information. Factors that could cause actual results to differ materially from the Company's expectations expressed in the forward-looking statements include, but are not limited to, the following: intense competition in the contract drilling industry; volatility of oil and natural gas prices; market conditions for contract drilling services; continuation of severe drill-pipe shortage; operational risks (such as blow outs, fires and loss of production); labor shortage, primarily qualified drilling rig personnel; insurance coverage limitations and requirements; potential liability imposed by government regulation of the contract drilling industry (including environmental regulation); and the substantial capital expenditures required to fund its operations.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

     As part of an agreement entered into in August, 1995 between our discontinued Nursery Segment, ourselves, a third party purchaser and a secured creditor, the purchaser was required to repay the outstanding balance of a mortgage note in the original amount of $2,128,000 which was collateralized by the segment's real property. In July 1998, the purchaser ceased making payments on the obligation and filed for protection under the U.S. Bankruptcy code. In February 1999, the secured creditor named us as a defendant in a legal proceeding to collect payment for all amounts due. We had guaranteed the indebtedness relation to the note executed by the discontiued Nursery Segment. As of July 1, 1999, the full amount claimed to be due under the guaranty is listed as approximately $1,900,000. This amount has not been recognized on our books as of May 31, 1999, due to our belief that such amounts will not ultimately be paid by us.


Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits


Exhibit No.                Name
   27                Financial Data Schedule for the period ending
                     May 31, 1999

   (b) Reports on Form 8-K
        None


















                              16 of 17 Pages

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


NORTON DRILLING SERVICES, INC.


Dated: July 15, 1999       By:/S/ Sherman H. Norton, Jr.
                            Sherman H. Norton, Jr.
                            Chairman of the Board

Dated: July 15, 1999       By:/s/ David W. Ridley
                            David Ridley, Chief Financial Officer
                            (Principal Financial and Accounting Officer)

                              17 of 17 Pages